Form 10-K
period 2024-03-31
AGILYSYS INC
filed 2024-05-22
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-5734

AGILYSYS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	34-0907152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3655 Brookside Parkway, Suite 300 Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 810-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	AGYS	Nasdaq Global Select Market

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

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2023, was $1,177,534,999.

The number of shares of Registrant’s Common Stock outstanding as of May 17, 2024 was 27,454,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2024 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement, or an amendment to this Report, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AGILYSYS, INC.

Annual Report on Form 10-K

Year Ended March 31, 2024

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

Part I

Item 1. Business.

Overview

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, resorts and cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys also is known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters in Alpharetta, GA.

The Company has just one reportable segment serving the global hospitality industry.

Our principal executive offices are located at 3655 Brookside Parkway, Suite 300, Alpharetta, Georgia, 30022.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2024 refers to the fiscal year ended March 31, 2024.

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

We present revenue and costs of goods sold in three categories:

•
Products
•
Subscription and maintenance
•
Professional services

Total revenue for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2024	2023	2022
Products	$49,083	$43,638	$35,956
Subscription and maintenance	138,069	118,285	98,958
Professional services	50,312	36,142	27,722
Total	$237,464	$198,065	$162,636

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

With our omni-channel suite of software products, we are uniquely positioned to offer solutions that allow customers to offer contactless solutions at every point of the guest journey, and maximize operational efficiency all while providing an improved guest experience.

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

Food & Beverage Experience Enhancer Solutions:

Agilysys IG Flex is a mobility solution that offers full point of sale functionality on a Windows tablet in 6”, 8”, or 10” form factors. It provides a sleek, modern alternative to traditional point of sale installations and can be used as a slim fixed terminal or as a convertible mobile POS simply by removing the tablet from its base.

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

Agilysys IG Fly is a mobile handheld all-in-one POS solution that empowers staff to do it all on one device: table-side, pool-side, popup-side, wherever-side, keeping guests happy and servers hustling. It allows properties to boost guest spending with sleek handheld devices that facilitate order placement and payment acceptance without servers ever leaving guests. Servers are readily available to satisfy each guest’s immediate requests while providing faster service.

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

Agilysys Guest App is a downloadable customer-branded mobile guest engagement that app that provides a frictionless guest experience from booking to check-out. It combines a selection of Agilysys mobile applications in a single convenient app, including Agilysys Book for room, golf and spa reservations; Agilysys Express Mobile for mobile check in/out and digital room keys; and an administrative portal that provides a full content management system for complete control of branding, options, property images and more. It is available for iOS and Android mobile devices.

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

Representative Agilysys clients include:

7 Cedars Casino	Drury Hotels	Prairie Band Casino & Resort
AVI Foodsystems, Inc.	Ellis Island Hotel, Casino and Brewery	Resorts World Bimini
Banner Health	Golden Nugget Lake Charles	Rosen Hotels & Resorts
Boyd Gaming Corporation	Grand Sierra Resort and Casino	Rosewood Castiglion Del Bosco
Caesars Entertainment	Hialeah Park	Royal Caribbean Group
Cal Dining at UC Berkeley	Hilton Worldwide	Spooky Nook Sports
Camelback Lodge & Waterpark	Inspire Resort Korea	Station Casinos
Carnival UK	Intercontinental Hotel Group	The Kessler Collection
Cartoon Network Hotel	Kimpton Hotels	The Sea Pines Resort
Casino del Sol Resort	Longwood University	The Venetian Resort Hotel Casino
Catholic Charities	Marina Bay Sands Singapore	Treehouse – London
Chukchansi Gold Resort & Casino	Marriott International	UT Southwestern Medical Center
Compass Group North America	Maryland Live! Casino	Vail Resorts
Comanche Nation of Oklahoma	MGM	Valley View Casino & Hotel
The Cosmopolitan of Las Vegas	Oxford Casino	Wendover Resorts
Dickies Arena	Pinehurst Resort

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

We estimate our total addressable market to be approximately $5 billion in annual recurring revenue opportunity. While the size of the opportunity might face pressure in an economic downturn, we feel it remains in the billions of dollars while our business represents only a fraction of that size. We believe we are well positioned to win market share given our relative competitive strength in the industry.

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

Human Capital

As of March 31, 2024, we employed approximately 1,900 employees, with approximately 70%, 26%, 2%, and 1% of our employees located in India, North America, Asia-Pacific, and EMEA, respectively. We consider our relationship with our employees to be good and a critical factor in our success.

Our senior management team is responsible for developing and executing our human capital strategy. Agilysys’ key human capital management objectives are to attract, retain and develop talent to deliver on our strategy. Accordingly, we seek employees who share a passion for technology and its ability to improve our customers’ businesses in hospitality in accordance with our mission statement: helping our customers improve employee and guest experiences, with dedication to past, present and future customer investments in our products and services.

We believe that our culture is essential to maintaining high quality services and solutions. Our culture impacts the quality of the employees we hire, the way we develop and maintain solutions, and the way we communicate and interact with our customers and each other. Our culture is the cornerstone representing our values, our behaviors, our way of working and how we approach our business. To reinforce our culture, we operate according to the Agilysys Code of Business Conduct, available on our website http://www.agilysys.com, which mandates full compliance with applicable laws and regulations and helps to preserve the integrity of our Company.

We believe we offer fair, competitive compensation and benefits that support our employees’ overall well-being and foster their growth and development. We offer our employees pay and benefits packages that we believe are competitive with others throughout our industry, as well as within the local markets in which we operate, and align individual performance with our success. For example, we recently launched an employee stock purchase plan to allow employees to share in the success of the company.

Our employee town halls, conducted several times annually, play a vital role in fostering transparency, engagement, alignment, and a sense of community. These town halls provide a platform to recognize and celebrate employee achievements, milestones, and contributions, and provide an opportunity for employees to ask questions of leadership.

As recognition for our commitment to our employees, we were awarded a LinkedIn Top Company 2024 Award for midsize employers.

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

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.

We do not believe that our business is dependent on any single item of intellectual property, or that any single item of intellectual property is material to the operation of our business. However, since we consider trademarks to be a valuable asset of our business, we have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine registration to be appropriate and cost effective.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. See the sections titled “Risk Factors,” including the section titled “Risk Factors — We may not be able to enforce or protect our intellectual property rights” for a description of the risks related to our intellectual property.

Competition

Our solutions face a highly competitive market. Competition exists with respect to developing and maintaining relationships with customers, pricing for products and solutions, and customer support and service.

We compete with other full-service providers who sell and deliver bundled POS and PMS solutions comprised of software, hardware, subscription, maintenance, and professional services. These companies, some of which are much larger than we are, include Oracle Corp., Shiji, Amadeus IT Group and Infor. We also compete with smaller software companies who provide either POS or PMS solutions like Maestro. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are compliant in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations. For information about governmental regulations applicable to our business, refer to Item 1A Risk Factors included elsewhere in this Annual Report.

Access to Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge through our corporate website, http://www.agilysys.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies are also available without charge by a written request to Agilysys, Inc., Attention: Investor Relations, 3655 Brookside Parkway, Suite 300, Alpharetta, Georgia 30022 or by requesting copies through our website, under “Investor Relations.” The information posted on our website is not incorporated into this Annual Report. Reports, proxy and information statements, and other information regarding issuers that file electronically, are maintained on the SEC website, http://www.sec.gov.

Item 1A. Risk Factors.

Risks Relating to Our Business

Markets, Competition, and Operations

Our business is impacted by changes in macroeconomic and global conditions.

Because we conduct our business internationally, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), political unrest, armed conflicts, natural disasters, or disease outbreaks may impact our business. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; cause customers not to pay us; or to delay payment for previously purchased products and services.

Our business is negatively impacted by decreases in travel and leisure activities resulting from weak economic conditions, increases in energy prices and changes in currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. Our business, markets, growth prospects and business model could be materially impacted or altered as a result of adverse changes in travel and leisure activities due to a pandemic or other wide-ranging and sustained events.

Similarly, increases in energy prices can result in higher ingredient and food costs for our customers with restaurant operations, which may adversely affect demand for our customers’ restaurant businesses, and in turn, our business, financial results and liquidity.

Our future success will depend on our ability to develop new solutions, product upgrades and services that achieve market acceptance.

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

Our product development activities also could be impacted by competition from products with new features or leveraging new technologies, such as artificial intelligence (AI), that render our existing products less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies or if we are not able to develop new products or product upgrades acceptable to customers to remain competitive, the development, acquisition, and implementation of those new products, product upgrades or technologies may require us to make significant capital investments.

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

Our future success depends on our ability to execute on strategic initiatives, to properly manage investments in our business, and to enhance our existing operations and infrastructure.

Our long-term strategy is focused on continually investing in and growing our business and operations, both organically and through acquisitions.

Investments in new markets, solutions, and technologies, research and development, infrastructure and systems, geographic expansion, and talent are critical components for realizing our strategy. In particular, we believe we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate.

Such investments present challenges and risks and may not be successful financially or otherwise, especially in new areas in which we have little or no experience, and even if successful, may negatively impact our short-term profitability. To succeed in such efforts, we must be able to properly deploy financial and other resources, prioritize among opportunities, balance the extent and timing of investments with the associated impact on profitability, balance our focus between new areas and the servicing of our existing customers, capture efficiencies and economies of scale, and compete in the new areas, or with the new solutions, in which we have invested.

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

Our dependence on certain suppliers makes us vulnerable to the extent we rely on them.

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

If we cannot retain and recruit qualified personnel due to rising labor costs or other reasons, our ability to operate and grow our business may be impaired and our financial performance may suffer.

We depend on the services of our management and employees to continuously run and grow our business. To grow successfully, we must retain existing employees and attract new qualified employees, particularly in growth areas we have identified. Employee retention is an industry challenge especially given the competitive labor market for software developers. As we grow, we must also enhance and expand our workforce to execute on new and larger opportunities. The market for qualified personnel is competitive in the geographies in which we operate and may be limited in the software development disciplines we seek to expand. We may be at a disadvantage to larger companies with greater brand recognition or financial resources or to start-ups or other emerging companies in trending market sectors. If we are unable to attract and retain qualified personnel when and where they are needed, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance our investments in personnel with revenue growth, our profitability may be adversely affected.

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

We have international offices in Canada, the United Kingdom, Dubai, China, Hong Kong, Malaysia, the Philippines, Singapore, and India. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; complying with a variety of foreign laws, rules and regulations; producing localized versions of our products; developing integrations between our products and other locally-used products; import and export restrictions and tariffs, enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; language and cultural barriers; foreign currency fluctuations; inflation and any regulatory actions to counter inflation; and political and economic instability abroad.

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

Regulatory Matters, Information Security, Data Privacy, and Product Stability

Our products and services may not function properly if we experience significant coding or configuration errors.

Despite testing prior to the release and throughout the lifecycle of a product or service, our on-premise and cloud-based solutions sometimes contain coding or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released on-premise or cloud-based solutions can be time consuming and costly. Errors in our on-premise and cloud-based solutions could affect their ability to properly function, integrate or operate with other software or hardware offerings, could result in service interruptions, delays or outages, could create security vulnerabilities in our products or services, could delay the development or release of new products or services or new versions of products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience any of these errors, or if there are delays in releasing our on-premise or cloud-based solutions or new versions of these offerings, our sales could be affected and revenues could decline. Customers rely on our on-premise and cloud-based solutions and related services to run their businesses, and errors in our solutions and related services could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

Implementation of software solutions often involves a significant commitment of resources, and any failure to deliver as promised on a significant implementation could adversely affect our business.

The implementation of software solutions often involves a significant commitment of resources and is subject to a number of significant risks over which we may or may not have control. These risks include:

•
the features of the implemented software may not meet the expectations or fit the business model of the customer;
•
our pool of implementation personnel cannot quickly and easily be augmented for complex implementation projects, such that resources issues, if not planned and managed effectively, could lead to costly project delays;
•
customer-specific factors, such as the stability, functionality, interconnection and scalability of the customer’s pre-existing information technology infrastructure, as well as financial or other circumstances could destabilize, delay or prevent the completion of the implementation process; and
•
customers and their partners may not fully or timely perform the actions required to be performed by them to ensure successful implementation, including measures we recommend to safeguard against technical and business risks.

As a result of these and other risks, some of our customers may incur large, unplanned costs in connection with the purchase and installation of our solutions. Also, implementation projects could take longer than planned or fail. We may not be able to reduce or eliminate protracted installation or significant additional costs. Significant delays or unsuccessful customer implementation projects could result in cancellation or renegotiation of existing agreements, claims from customers, harm our reputation and negatively impact our operating results.

We use open-source software in our solutions that may subject our solutions to general release or require us to re-engineer our solutions.

We use open-source software in our solutions and may use more open-source software in the future. From time to time, there have been claims by companies claiming ownership of software that was previously thought to be open-source and that was incorporated by other companies into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software.

Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software and that we license these modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. If we combine or, in some cases, link our proprietary software solutions with or to open-source software in a certain manner, we could, under certain of the open-source licenses, be required to release the source code of our proprietary software solutions or license such proprietary solutions under the terms of a particular open-source license or other license granting third parties certain rights of further use.

In addition to risks related to license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on origin of the software. In addition, open-source license terms may be ambiguous and many of the risks associated with usage of open-source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open-source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact us or our business.

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, artificial intelligence (“AI”), information security, trade compliance, tax, and labor matters.

In addition, as we are increasingly building and licensing from third party providers new and evolving technologies, such as AI, machine learning, analytics, and biometrics, as part of our offerings, our business and operations may become subject to additional complex and evolving regulatory requirements pertaining to the sale or use of these technologies. The evolving regulatory environment surrounding these new technologies may also increase our research and development costs, compliance costs, and confidentiality and security risks, and result in inconsistencies in evolving legal frameworks across jurisdictions. The sale of these technologies, or their use by us or by our customers or partners, may also subject us to additional risks, including reputational harm, competitive harm or legal liabilities, due to their perceived or actual impact on human rights, privacy, employment, or in other social or discriminatory contexts. Third-parties may criticize us or seek to hold us responsible not only for our own activities in this regard but also for the activities of our customers or partners.

We anticipate that we will become subject to an increasing amount of regulation and disclosure requirements related to environmental, social and governance (“ESG”) matters. In addition, stakeholders, including investors, customers, suppliers and employees, may pressure us to make commitments on these matters that may be difficult to manage or achieve. If we fail to make or meet such commitments, we may be subject to criticism, reputational harm or legal liability.

The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with applicable regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in or comply with the rules of another jurisdiction.

While we endeavor to implement policies, procedures, and systems designed to achieve compliance with these regulatory requirements, we cannot assure you that these policies, procedures, or systems will be adequate or that we or our personnel will not violate these policies and procedures or applicable laws and regulations. Violations of these laws or regulations may harm our reputation and deter government agencies and other existing or potential customers or partners from purchasing our solutions. Furthermore, non-compliance with applicable laws or regulations could result in fines, damages, criminal sanctions against us, our officers, or our employees, restrictions on the conduct of our business, and damage to our reputation.

Cyber-attacks involving our systems and data could expose us to liability or harm our reputation and have a material adverse effect on our business.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information on behalf of our customers. We also depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, procurement, invoicing, and email communications. These systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar events.

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

In addition, threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack IT systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

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

For example, we use Progress Software’s MOVEit Transfer application to enable file transfers with some of our customers. On May 31, 2023, Progress Software disclosed that it had identified a previously unknown vulnerability in its MOVEit Transfer application. We immediately followed the recommendations from Progress Software to address the vulnerabilities in the MOVEit Transfer application. However, we identified unauthorized file downloads from our MOVEit Transfer application impacting about 130 customers who used our InfoGenesis POS, Eatec and Agilysys Analyze products. All impacted customers were notified in June 2023, and the incident has not had a material adverse effect on our business, financial condition, or results of operation.

Cyberattacks on our systems and “supply-chain” attacks on systems of third parties upon whom we rely, and any related operational disruptions, unauthorized access, or misappropriation of information (including personally identifiable information or personal data), could create costly litigation, significant financial liability, and a loss of confidence in our ability to serve customers and cause current or potential customers to choose another provider, all of which could have a material adverse effect on our business, financial condition, reputation, and results of operations.

Privacy, information security, and data protection laws, rules, and regulations could affect or limit how we collect and use personal information, increase our costs, and adversely affect our business opportunities. A failure to comply with applicable privacy or data protection laws could harm our reputation and have a material adverse effect on our business.

We collect, process, transmit, and/or store (on our systems and those of third-party providers) customer transactional data, as well as their and our customers’ and employees’ personally identifiable information and/or other data and information. Personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions with regard to privacy and data security such as the California Consumer Privacy Act and the European Union’s General Data Protection Regulation. Moreover, what constitutes personally identifiable information and what other data and/or information is subject to the privacy laws varies by jurisdiction and continues to evolve, and the laws that do reference data privacy continue to be interpreted by the courts and their applicability and reach are therefore uncertain. Our failure and/or the failure of our customers, vendors, and service providers to comply with applicable privacy and data protection laws and regulations could damage our reputation, discourage current and/or potential customers from using our products and services, and result in fines, governmental investigations and/or enforcement actions, complaints by private individuals, and/or the payment of penalties to consumers.

In addition, many U.S. and foreign laws and regulations, including those promulgated by the SEC, require companies to provide notice of cybersecurity incidents involving certain types of personal data or unauthorized access to, or interference with, our information systems to the public, certain individuals, the media, government authorities, or other third parties. Certain of these laws and regulations include notice or disclosure obligations contingent upon the result of complex analyses, including in some cases a determination of materiality. The nature of cybersecurity incidents can make it difficult to quickly and comprehensively assess an incident's overall impact to our business, and we may make errors in our assessments. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses then we could face compliance issues under these laws and regulations, and we could be subject to lawsuits, regulatory fines or investigations, or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any security compromise in our industry, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; or subject us to third-party lawsuits, regulatory fines or investigations, or other liability, any or all of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.

Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected cybersecurity incident or to prevent further or additional incidents. To maintain business relationships, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following an actual or suspected security incident. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security incidents may be outside the scope of our coverage, including in instances where they are considered force majeure events. Security incidents may result in increased costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.

Actual or perceived security vulnerabilities in our software solutions may result in reduced sales or liabilities.

We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of our customers and their customers data from both a data privacy and an information security perspective. We also evaluate the information security of potential partners and vendors as part of our selection process and attempt to negotiate adequate protections from such third parties when we enter into contracts with them. Our customer contracts also obligate our customers to undertake steps necessary for satisfying individual rights under laws and regulations. While these policies, procedures, systems, contractual provisions, and measures are designed to mitigate the risks associated with handling or processing personal data, including categories of personal data which may be classed as sensitive data, they cannot always safeguard against all risks, nor can we control the actions of third parties, including vendors, customers and partners. In addition, it may be possible for customer and guest data to be compromised from customers’ information technology systems if our customer does not maintain appropriate data privacy and information security procedures.

The improper handling of personal data including sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses or breaches affecting us, our partners, our customers, or our products or services, could reduce demand for our products or services or otherwise expose us to financial or reputational harm or legal liability.

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

If any of these providers experience financial, operational, or quality assurance difficulties, or if any cease production, or there is any other disruption in the services we or our customers receive, including as a result of the acquisition of a supplier or partner by a competitor, macroeconomic issues, or otherwise, we will be required to locate and migrate to alternative sources or providers, to internally develop the applicable technologies, to redesign our products, or to remove certain features from our products or to reduce our service levels, any of which would likely increase our expenses, create delays, or negatively impact our revenues. Although we strive to establish contractual protections with key providers, such as source code escrows, warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

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

While we do not believe that our products and services infringe any patents or other intellectual property rights, from time to time, we receive claims that we have infringed the intellectual property rights of others. For example, on April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between the devices. Although judgement was entered for us and against Ameranth on all claims in that suit in 2022, the litigation resulted in substantial expenses, even though it did not have a material adverse effect on our business, financial condition, and results of operations.

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

Because our customer base is concentrated in the hospitality industry, our business and sales are largely dependent on the health of that industry, which in turn is dependent on the domestic and international economy. Instabilities or downturns in the hospitality industry, such as those resulting from the impacts of pandemics, could disproportionately impact our revenue, as customers may exit the industry or delay, cancel or reduce planned expenditures for our products.

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

During the year ended March 31, 2024, the trading price of our common stock ranged from a low close of $63.77 to a high close of $91.40. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

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
•
any major change in our board or management; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Some of our products and services may be subject to sales taxes in jurisdictions where we have not collected and remitted such taxes from our customers. We believe we have appropriately accrued for these contingencies. In the event actual results differ, we may need to make adjustments, which could materially impact our financial condition and results of operations.

We may incur goodwill and intangible asset impairment charges that adversely affect our operating results.

As of March 31, 2024, we had $32.8 million of goodwill and $17.0 million of intangible assets, net, on our Consolidated Balance Sheet. We review our indefinite-lived intangible assets including goodwill for impairment on at least an annual basis or more frequently if an event or events indicate the potential for impairment. We assess as needed whether there have been impairments in our other intangible assets. We make assumptions and estimates in our assessments that can be complex and subjective. In our assumptions and estimates we consider whether negative factors exist such as deteriorating economic conditions, disruptions to our business, inability to effectively integrate acquired businesses, intensified competition, market capitalization declines, or significant changes in use of the intangible assets. To the extent that such factors or other negative factors emerge, we may record non-cash impairment charges in the future that could negatively impact our financial condition and results of operations.

We may encounter risks associated with maintaining large cash balances.

While we have attempted to invest our cash balances in investments we considered to be relatively safe, we nevertheless confront credit and liquidity risks. Bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

Other Risk Factors

Provisions of our corporate governance documents and Delaware Law could make an acquisition of the company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

•
advance notice requirements for stockholder proposals and director nominations;
•
the ability of our board of directors to fill a vacancy created by the expansion of our board of directors;
•
the ability of our board of directors to issue up to 5,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such designations, powers, preferences and rights, and the qualifications, limitations or restrictions as our board of directors may deem appropriate;
•
prohibition on the ability of stockholders to call special meetings; and
•
the required approval of holders of at least two-thirds of the voting power of our issued and outstanding capital stock entitled to vote in the election of directors to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws, though our bylaws can also be amended by vote of our board of directors.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.”

Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.

Accounting principle updates could have a negative impact on our financial condition or operating results.

We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Our application of new accounting principles can have a significant impact on our operating results including previously reported results subject to any retroactive treatment. In addition, new accounting principles may require significant changes to certain aspects of our business including how we operate and contract with our customers and suppliers. In order to manage such changes, we may incur significant costs to implement and maintain potentially extensive updates to our accounting systems and internal control over financial reporting that could negatively impact our financial condition and the results of our operations. Furthermore, difficulties or delays in applying new accounting principles could result in a failure to meet our financial reporting obligations.

If we fail to maintain an effective system of internal controls, we may be unable to prevent or detect fraud or internal control deficiencies including material weaknesses, which could have a material adverse impact on our business.

We design and operate our internal control over financial reporting to provide reasonable assurance about the reliability of financial reporting including the preparation of our Consolidated Financial Statements in accordance with GAAP. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. Accordingly, although the Company’s management has concluded that our internal controls are effective as of March 31, 2024, we cannot provide absolute assurance that the objectives of our controls system are met. No evaluation of internal controls can provide absolute assurance that control matters and instances of fraud, if any, within our Company have been detected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have an enterprise-wide information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools and third-party managed security services that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools. We also evaluate the information security of potential partners and vendors as part of our selection process and attempt to negotiate adequate protections from such third parties when we enter into contracts with them. Although our security program is designed to identify, prioritize, assess, mitigate and remediate third party risks,, we rely on our partners and vendors to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and also leverage tabletop exercises, penetration and vulnerability testing, and third-party red team exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We also engage an external auditor to conduct annual Security and Organizational Controls 2 (SOC 2) examination of the security controls for systems storing customer data. The external auditor also conducts an annual payment card industry (PCI) data security standard review of our security controls protecting payment information, as well as third-party penetration testing of our cardholder environment and related systems.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our customers) and other data, confidential information or intellectual property, and we have experienced an unauthorized release of certain data. However, to date no cybersecurity incidents have had a material impact on our business, financial condition or results of operations, and we are not presently aware of any cybersecurity threats that are reasonably likely to materially affect us. Any significant disruption to our service or access to our systems could result in a loss of customer data and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors — Cyber-attacks involving our systems and data could expose us to liability or harm our reputation and have a material adverse effect on our business.”

The Vice President and Chief Information Security Officer (CISO) leads the global information security organization responsible for overseeing our information security program. Our CISO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies, and is a Certified Information Security Professional and Information Systems Security Architecture Professional. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies. Given the nature of our business, management is highly focused on identifying and managing cybersecurity risks, and our CISO and information security teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.

The Board has primary responsibility for oversight of the Company’s cybersecurity risks. The Audit Committee is also responsible for reviewing the Company’s information and cybersecurity risks and the steps that management has taken to protect against threats to the Company’s information systems and security, including results of periodic security assessments performed in conjunction with ongoing monitoring. The Audit Committee has formed a Cybersecurity Risk Subcommittee consisting of two independent directors to assist the Audit Committee in its oversight of cybersecurity risks. By its charter, all members of the Cybersecurity Risk Subcommittee must have a background or experience in information technology or cybersecurity and an understanding of cyber threats, risk mitigation and policy.

The results of our SOC2 and PCI assessments are reported to the Cybersecurity Risk Subcommittee. Both the Subcommittee and the Board receive regular reports from our CISO on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. The Board also oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats.

Item 2. Properties.

Our corporate headquarters are located in Alpharetta, Georgia where we lease approximately 22,000 square feet of office space. In addition, we lease approximately 36,000 square feet of office space in Las Vegas, Nevada, 8,000 square feet of office space in Bellevue, Washington, 5,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 182,000 square feet of office space in Chennai, India, 7,000 square feet in Toronto, Canada, and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe our office space facilities are sufficient to meet our current needs and do not anticipate any difficulty securing additional space as needed.

Item 3. Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between devices. On May 11, 2022, final judgement was entered for us and against Ameranth on all claims in that suit. In March 2024, we settled all remaining issues with Ameranth, although the case remains open pending court approval of the settlement agreement.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Information About Our Executive Officers.

The following table provides information with respect to all persons serving as executive officers as of May 17, 2024, including business experience for the last five years.

Name	Position	Age	Executive Officer Since
Ramesh Srinivasan	President and Chief Executive Officer since January 2017.	64	2017
Kyle Badger	Senior Vice President, General Counsel and Secretary since October 2011.	55	2011
Prakash Bhat	Senior Vice President and Managing Director, India, since May 2023. Previously he served Vice President and Managing Director, India, from March 2017 to May 2023.	61	2017
Don DeMarinis	Senior Vice President, Sales - Americas & EMEA, since January 2021. Previously he served as Senior Vice President Sales, Americas from January 2018 to December 2020.	59	2018
Jeba Kingsley	Senior Vice President, Professional Services since May 2023. Previously he served as Vice President, Professional Services from December 2018 to May 2023.	51	2018
Rohith Kori	Senior Vice President, Corporate and Product Strategy, since May 2023. Previously he served as Vice President, Corporate and Product Strategy, from June 2020 to May 2023, and Senior Director, Corporate and Product Strategy from May 2019 to May 2020.	44	2020
Sridhar Laveti	Senior Vice President of Product Engineering and Customer Support since June 2020. Previously he served as Vice President of Established Products and Customer Support from September 2017 to June 2020.	56	2017
Terrie O’Hanlon	Senior Vice President, Chief Marketing Officer, since May 2023. Previously she served as Vice President, Chief Marketing Officer, from March 2022 to May 2023. Prior to Agilysys, she served as Chief Marketing Officer at GreyOrange from March 2019 to March 2022.	62	2022
Frank Pitsikalis	Senior Vice President, Strategy, since May 2023. Previously he served as Vice President, Strategy, from January 2022 to May 2023. Prior to Agilysys, he was the Founder and Chief Executive Officer at ResortSuite from September 2000 to January 2022.	56	2022
Chris Robertson	Vice President, Corporate Controller and Treasurer, since June 2019. Previously he served as Corporate Controller and Treasurer from June 2017 to June 2019.	53	2017
Sethuram Shivashankar	Senior Vice President, Chief Technology Officer and Chief Information Officer, since July 2023. Previously he served as Senior Vice President, Chief Information Officer from March 2022 to July 2023, and Vice President, Special Projects, from January 2022 to March 2022. Prior to Agilysys, he served as Senior Vice President, Gaming Systems at Scientific Games from October 2018 to April 2021.	54	2022
William David (“Dave”) Wood III	Senior Vice President and Chief Financial Officer since June 2020. Previously he served as Vice President – Corporate Strategy & Investor Relations from June 2019 to May 2020, and Vice President – Finance from June 2017 to June 2019.	46	2020

There are no family relationships among the executive officers or directors of the Company.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares, without par value, are traded on the NASDAQ Global Select Market under the symbol “AGYS”. As of May 17, 2024, there were 1,059 registered holders of our common shares, without par value.

Dividends

We did not pay dividends in fiscal 2024 or 2023 on our common stock and are unlikely to do so in the foreseeable future. The current practice of the Board of Directors is to retain any available earnings for use in the operations and growth of our business, both organically and through acquisitions.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2019 through March 31, 2024. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

Comparison of 5 Year Cumulative Total Return
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Agilysys, Inc.
Russell 2000
7373 - Computer Integrated Systems Design

INDEXED RETURNS

		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2019	2020	2021	2022	2023	2024
Agilysys, Inc.	$100.00	$78.89	$226.55	$188.38	$389.70	$397.92
Russell 2000	$100.00	$76.01	$148.10	$139.53	$123.34	$147.65
Peer Group	$100.00	$96.67	$126.72	$135.34	$116.39	$156.20

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

Overview

Recent Developments

Macroeconomic Conditions

During the year ended March 31, 2024, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, political unrest, armed conflicts, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Our Business

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative state-of-the-art cloud-native SaaS and on-premise guest-centric technology solutions. Customers around the world include: branded and independent hotels; multi-amenity resort properties; casinos; property, hotel and resort management companies; cruise lines; corporate dining providers; higher education campus dining providers; food service management companies; hospitals; lifestyle communities; senior living facilities; stadiums; and theme parks. Agilysys offers the most comprehensive software solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters located in Alpharetta, Georgia.

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
•
Professional services revenue – Revenue earned from the delivery of implementation, integration, development and installation services for proprietary and remarketed products.

Results of Operations

Fiscal 2024 Compared to Fiscal 2023

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2024 and 2023:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2024	2023	$	%
Net revenue:
Products	$49,083	$43,638	$5,445	12.5%
Subscription and maintenance	138,069	118,285	19,784	16.7%
Professional services	50,312	36,142	14,170	39.2%
Total net revenue	237,464	198,065	39,399	19.9%
Cost of goods sold:
Products	26,318	22,994	3,324	14.5%
Subscription and maintenance	30,870	26,262	4,608	17.5%
Professional services	36,020	27,990	8,030	28.7%
Total cost of goods sold	93,208	77,246	15,962	20.7%
Gross profit	$144,256	$120,819	$23,437	19.4%
Gross profit margin	60.7%	61.0%
Operating expenses:
Product development	$56,739	$50,260	$6,479	12.9%
Sales and marketing	28,439	22,716	5,723	25.2%
General and administrative	36,279	30,669	5,610	18.3%
Depreciation of fixed assets	3,896	1,769	2,127	120.2%
Amortization of internal-use software and intangibles	1,366	1,743	(377)	(21.6)%
Other charges, net	1,756	435	1,321	303.7%
Legal settlements	28	352	(324)	nm
Operating income	$15,753	$12,875	$2,878	22.4%
Operating income percentage	6.6%	6.5%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2024	2023
Net revenue:
Products	20.7%	22.1%
Subscription and maintenance	58.1	59.7
Professional services	21.2	18.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.1%	11.6%
Subscription and maintenance	13.0	13.3
Professional services	15.2	14.1
Total cost of goods sold	39.3%	39.0%
Gross profit	60.7%	61.0%
Operating expenses:
Product development	23.9%	25.3%
Sales and marketing	12.0	11.5
General and administrative	15.3	15.5
Depreciation of fixed assets	1.6	0.9
Amortization of internal-use software and intangibles	0.6	0.9
Other charges, net	0.7	0.2
Legal settlements	0.0	0.2
Operating income	6.6%	6.5%

Net revenue. Total revenue increased $39.4 million, or 19.9%, in fiscal 2024 compared to fiscal 2023. Products revenue increased $5.4 million, or 12.5%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $19.8 million, or 16.7%, driven by continued growth in subscription-based revenue, which increased 29.6% in fiscal 2024 compared to fiscal 2023. Professional services revenue increased $14.2 million, or 39.2%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $23.4 million, or 19.4%, in fiscal 2024 and total gross profit margin decreased from 61.0% to 60.7% compared to fiscal 2023 driven by changes in the composition of revenue by category. Products gross profit increased $2.1 million and gross profit margin decreased from 47.3% to 46.4% due to the composition of hardware products delivered. Subscription and maintenance gross profit increased $15.2 million and gross profit margin decreased from 77.8% to 77.6% as certain variable costs increased ahead of related revenue. Professional services gross profit increased $6.1 million and gross profit margin increased from 22.6% to 28.4% reflecting improved utilization rates from efficiency gains on multi-solution implementations.

Operating expenses

Operating expenses, excluding the charges for legal settlements and other charges, increased $19.6 million, or 18.3%, in fiscal 2024 compared with fiscal 2023. As a percent of total revenue, operating expenses have decreased 0.7% in fiscal 2024 compared with fiscal 2023.

Product development. Product development includes all expenses associated with research and development. Product development increased $6.5 million, or 12.9%, during fiscal 2024 as compared to fiscal 2023 due to hiring and increased compensation rates across our development teams, increased travel, and higher rent.

Sales and marketing. Sales and marketing increased $5.7 million, or 25.2%, in fiscal 2024 compared with fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our sales and marketing teams, and continued expansion of marketing event and trade show activity.

General and administrative. General and administrative increased $5.6 million, or 18.3%, in fiscal 2024 compared to fiscal 2023 due to investments in our information security infrastructure along with hiring and increased compensation rates across our administrative teams, increased travel, and higher subscription charges for cloud computing arrangements.

Depreciation of fixed assets. Depreciation of fixed assets increased $2.1 million or 120.2% in fiscal 2024 as compared to fiscal 2023 due significant capital expenditures over the last two fiscal years to build out new office space leases and to properly equip growing teams across the Company.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles decreased $0.4 million or 21.6% in fiscal 2024 as compared to fiscal 2023 due to the full amortization of certain intangible assets.

Other charges, net. Other charges, net increased $1.3 million due to a significant increase in severance charges, common stock registration costs and certain compliance costs during fiscal 2024 compared to fiscal 2023.

Legal settlements. Legal settlements decreased $0.3 million during fiscal 2024 compared to fiscal 2023 due to a decrease in settlements of employment and other business-related matters.

Other Income (Expenses)

	Year ended March 31,		Favorable (unfavorable)
(Dollars in thousands)	2024	2023	$	%
Other income (expense):
Interest income	$5,083	$2,192	$2,891	131.9%
Other (expense) income, net	(152)	697	(849)	nm
Total other income, net	$4,931	$2,889	$2,042	70.7%

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Other (expense) income, net. Other (expense) income, net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year ended March 31,		Favorable
(Dollars in thousands)	2024	2023	$	%
Income tax (benefit) provision	$(65,511)	$1,182	$(66,693)	nm
Effective tax rate	nm	7.5%

nm – not meaningful

For fiscal 2024, the effective tax rate was different than the statutory rate due primarily to the release of valuation allowances recorded against U.S. Federal and certain State deferred tax assets, consisting primarily of Net Operating Losses.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate.

The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. As of March 31, 2024, we had $78.5 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2033 to 2039, and $42.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $111.8 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2025 through 2043. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we released a significant portion of the valuation allowances previously maintained against our deferred tax assets.

Fiscal 2023 Compared to Fiscal 2022

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2023 and 2022:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2023	2022	$	%
Net revenue:
Products	$43,638	$35,956	$7,682	21.4%
Subscription and maintenance	118,285	98,958	19,327	19.5%
Professional services	36,142	27,722	8,420	30.4%
Total net revenue	198,065	162,636	35,429	21.8%
Cost of goods sold:
Products, inclusive of developed technology amortization	22,994	19,251	3,743	19.4%
Subscription and maintenance	26,262	21,141	5,121	24.2%
Professional services	27,990	20,712	7,278	35.1%
Total cost of goods sold	77,246	61,104	16,142	26.4%
Gross profit	$120,819	$101,532	$19,287	19.0%
Gross profit margin	61.0%	62.4%
Operating expenses:
Product development	$50,260	$46,332	$3,928	8.5%
Sales and marketing	22,716	14,730	7,986	54.2%
General and administrative	30,669	27,734	2,935	10.6%
Depreciation of fixed assets	1,769	2,210	(441)	(20.0)%
Amortization of internal-use software and intangibles	1,743	1,654	89	5.4%
Other charges, net	435	1,584	(1,149)	nm
Legal settlements	352	969	(617)	nm
Operating income	$12,875	$6,319	$6,556	nm
Operating income percentage	6.5%	3.9%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2023	2022
Net revenue:
Products	22.1%	22.1%
Subscription and maintenance	59.7	60.8
Professional services	18.2	17.1
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products, inclusive of developed technology amortization	11.6%	11.8%
Subscription and maintenance	13.3	13.0
Professional services	14.1	12.8
Total cost of goods sold	39.0%	37.6%
Gross profit	61.0%	62.4%
Operating expenses:
Product development	25.3%	28.4%
Sales and marketing	11.5	9.1
General and administrative	15.5	17.1
Depreciation of fixed assets	0.9	1.4
Amortization of internal-use software and intangibles	0.9	1.0
Other charges, net	0.2	1.0
Legal settlements	0.2	0.5
Operating income	6.5%	3.9%

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

Other charges, net. Other charges, net decreased $1.1 million due to a significant reduction in non-recurring charges including ResortSuite acquisition costs during fiscal 2023 compared to fiscal 2022.

Legal settlements. Legal settlements decreased $0.6 million during fiscal 2023 compared to fiscal 2022 due to a decrease in settlements of employment and other business-related matters.

Other Income (Expenses)

	Year ended March 31,		Favorable (unfavorable)
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Interest income	$2,192	$59	$2,133	nm
Interest (expense)	—	(12)	12	nm
Other income (expense), net	697	145	552	nm
Total other income (expense), net	$2,889	$192	$2,697	nm

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest (expense). Interest expense consists of costs associated with finance leases.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year ended March 31,		Unfavorable
(Dollars in thousands)	2023	2022	$	%
Income tax expense	$1,182	$33	$1,149	nm
Effective tax rate	7.5%	0.5%

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

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures, and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space. We disclose our lease obligations in Note 6, Leases, to our Consolidated Financial Statements included under Item 8 of this Annual Report.

At March 31, 2024, 100% of our cash and cash equivalents, of which 95% were held in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. Certain bank account balances may exceed federally insured limits. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $144.9 million as of March 31, 2024, and access to capital markets will provide adequate funds to meet our liquidity requirements for at least the next twelve months, as well as our long-term liquidity requirements.

Cash Flow

	Year ended March 31,
(In thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$48,186	$34,463	$28,475
Investing activities	(7,602)	(6,870)	(25,679)
Financing activities	(8,558)	(11,094)	(4,901)
Effect of exchange rate changes on cash	23	(628)	(104)
Increase (decrease) in cash	$32,049	$15,871	$(2,209)

Cash flow provided by operating activities. Cash flows provided by operating activities were $48.2 million in fiscal 2024. The provision of cash was due primarily to our net income of $86.2 million adjusted for $48.1 million in non-cash expense including depreciation, amortization, share-based compensation, deferred income taxes, gains on asset disposals and an increase of $10.1 million from the changes in operating assets and liabilities.

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

Cash flow used in investing activities. Cash flows used in investing activities in fiscal 2024 were $7.6 million due to $8.1 million in purchases of property and equipment, including internal use software and $0.5 million in cash received from the sale of fixed assets located at our India research and development center.

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

Cash flow used in financing activities. Cash flows used in financing activities in fiscal 2024 were $8.6 million due to share repurchases of $6.9 million to satisfy employee tax withholding on share-based compensation, and $1.7 million in preferred stock dividends.

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

Professional services revenues primarily consist of fees for consulting, implementation, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Certain professional development services are recognized upon delivery of the developed solutions to the customer. Professional services can be provided by internal or external providers, do not significantly affect the customer’s ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

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

We record compensation expense related to stock-settled stock appreciation rights, restricted shares, restricted stock units, performance shares, and employee stock purchase plan shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and restricted stock unit grants subject only to a service condition is based on the closing price of our common shares on the grant date. For stock option and stock-settled appreciation right grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. For employee stock purchase plan grants, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date and assumptions regarding the risk-free interest rate, expected term, and expected volatility of our common shares over the offering period based on historical volatility. For restricted share, restricted stock unit and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold, performance period term and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor. Forfeitures of awards are recognized as they occur. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 13, Share-Based Compensation, to our Consolidated Financial Statements included under Item 8 of this Annual Report.

Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included under Item 8 of this Annual Report for additional information about accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2024, 2023 and 2022, revenue from international operations was 6%, 7% and 7%, respectively, of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2024, 2023 and 2022 fiscal years. Fluctuations in the value of other currencies could materially impact our revenue, expenses, operating profit and net income.

Item 8. Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss) shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 21, 2024 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

May 21, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2024, and our report dated May 21, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

May 21, 2024

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$144,891	$112,842
Accounts receivable, net of allowance for expected credit losses of $974 and $610, respectively	29,441	22,378
Contract assets	2,287	2,242
Inventories	4,587	9,774
Prepaid expenses and other current assets	7,731	7,422
Total current assets	188,937	154,658
Property and equipment, net	17,930	14,576
Operating lease right-of-use assets	18,384	12,708
Goodwill	32,791	32,638
Intangible assets, net	16,952	18,140
Deferred income taxes, non-current	67,373	2,790
Other non-current assets	8,063	7,526
Total assets	$350,430	$243,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,422	$9,418
Contract liabilities	56,148	52,124
Accrued liabilities	19,522	13,708
Operating lease liabilities, current	4,279	3,263
Finance lease obligations, current	—	2
Total current liabilities	89,371	78,515
Deferred income taxes, non-current	554	2,257
Operating lease liabilities, non-current	19,613	13,477
Other non-current liabilities	4,415	4,018
Commitments and contingencies
Series A convertible preferred stock, no par value	—	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 27,376,862 and 25,326,626 shares outstanding at March 31, 2024 and March 31, 2023, respectively	10,003	9,482
Treasury shares, 5,965,426 and 6,280,205 at March 31, 2024 and March 31, 2023, respectively	(1,791)	(1,884)
Capital in excess of stated value	94,680	52,978
Retained earnings	137,755	52,764
Accumulated other comprehensive loss	(4,170)	(4,030)
Total shareholders' equity	236,477	109,310
Total liabilities and shareholders' equity	$350,430	$243,036

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,

(In thousands, except per share data)	2024	2023	2022
Net revenue:
Products	$49,083	$43,638	$35,956
Subscription and maintenance	138,069	118,285	98,958
Professional services	50,312	36,142	27,722
Total net revenue	237,464	198,065	162,636
Cost of goods sold:
Products	26,318	22,994	19,251
Subscription and maintenance	30,870	26,262	21,141
Professional services	36,020	27,990	20,712
Total cost of goods sold	93,208	77,246	61,104
Gross profit	144,256	120,819	101,532
Gross profit margin	60.7%	61.0%	62.4%
Operating expenses:
Product development	56,739	50,260	46,332
Sales and marketing	28,439	22,716	14,730
General and administrative	36,279	30,669	27,734
Depreciation of fixed assets	3,896	1,769	2,210
Amortization of internal-use software and intangibles	1,366	1,743	1,654
Other charges, net	1,756	435	1,584
Legal settlements	28	352	969
Total operating expense	128,503	107,944	95,213
Operating income	15,753	12,875	6,319
Other income (expense):
Interest income	5,083	2,192	59
Interest expense	—	—	(12)
Other (expense) income, net	(152)	697	145
Income before taxes	20,684	15,764	6,511
Income tax (benefit) provision	(65,511)	1,182	33
Net income	$86,195	$14,582	$6,478
Series A convertible preferred stock dividends	(1,204)	(1,836)	(1,836)
Net income attributable to common shareholders	$84,991	$12,746	$4,642

Weighted average shares outstanding - basic	25,668	24,694	24,357

Net income per share - basic:	$3.31	$0.52	$0.19

Weighted average shares outstanding - diluted	26,842	25,929	25,483

Net income per share - diluted:	$3.17	$0.49	$0.18

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 31,
(In thousands)	2024	2023	2022
Net income	$86,195	$14,582	$6,478
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(140)	(3,974)	(95)
Total comprehensive income	$86,055	$10,608	$6,383

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
(In thousands)	2024	2023	2022

Operating activities
Net income	$86,195	$14,582	$6,478
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on asset disposals	(1,145)	66	195
Depreciation of fixed assets	3,896	1,769	2,210
Amortization of internal-use software and intangibles	1,366	1,743	1,654
Deferred income taxes	(66,353)	(181)	(925)
Share-based compensation	14,111	12,958	14,549
Changes in operating assets and liabilities:
Accounts receivable	(6,996)	2,537	2,551
Contract assets	(36)	(590)	684
Inventory	5,189	(2,897)	(5,764)
Prepaids and other current assets	(291)	(2,084)	(484)
Accounts payable	973	(1,582)	3,417
Contract liabilities	3,965	6,383	4,902
Accrued liabilities	5,659	2,711	146
Income taxes payable, net	(1,177)	290	50
Other changes, net	2,830	(1,242)	(1,188)
Net cash provided by operating activities	48,186	34,463	28,475
Investing activities
Capital expenditures	(8,127)	(7,238)	(1,197)
Proceeds from sale of assets	552	—	—
Cash (paid for) business combinations, net of cash acquired	—	395	(24,455)
Additional investments in corporate-owned life insurance policies	(27)	(27)	(27)
Net cash used in investing activities	(7,602)	(6,870)	(25,679)
Financing activities
Payment of preferred stock dividends	(1,663)	(1,836)	(1,836)
Repurchase of common shares to satisfy employee tax withholding	(6,893)	(9,254)	(3,046)
Principal payments under long-term obligations	(2)	(4)	(19)
Net cash used in financing activities	(8,558)	(11,094)	(4,901)
Effect of exchange rate changes on cash	23	(628)	(104)
Net increase (decrease) in cash and cash equivalents	32,049	15,871	(2,209)
Cash and cash equivalents at beginning of period	112,842	96,971	99,180
Cash and cash equivalents at end of period	$144,891	$112,842	$96,971

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	14,549	—	—	14,549
Restricted shares issued, net	—	—	113	34	(34)	—	—	—
Shares issued upon exercise of SSARs	—	—	636	190	(190)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(32)	(9)	(1,619)	—	—	(1,628)
Net income	—	—	—	—	—	6,478	—	6,478
Series A convertible preferred stock issuance costs	—	—	—	—	—	—	—	—
Series A convertible preferred stock dividends	—	—	—	—	—	(1,836)	—	(1,836)
Unrealized translation adjustments	—	—	—	—	—	—	(95)	(95)
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	12,778	—	—	12,778
Restricted shares issued, net	—	—	331	99	(99)	—	—	—
Shares issued upon exercise of SSARs	—	—	403	121	(121)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(135)	(41)	(9,543)	—	—	(9,584)
Net income	—	—	—	—	—	14,582	—	14,582
Series A convertible preferred stock dividends						(1,836)		(1,836)
Unrealized translation adjustments	—	—	—	—	—	—	(3,974)	(3,974)
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	13,851	—	—	13,851
Restricted shares issued, net	—	—	174	52	(52)	—	—	—
Shares issued upon vesting of restricted stock units	—	—	11	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	211	63	(63)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(81)	(25)	(6,510)	—	—	(6,535)
Net income	—	—	—	—	—	86,195	—	86,195
Conversion of Series A preferred stock	1,735	521	—	—	34,479	—	—	35,000
Series A convertible preferred stock dividends	—	—	—	—	—	(1,204)	—	(1,204)
Unrealized translation adjustments	—	—	—	—	—	—	(140)	(140)
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, resorts and cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys is also known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters in Alpharetta, GA.

The Company has just one reportable segment serving the global hospitality industry.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2024 refers to the fiscal year ended March 31, 2024.

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

Cash and cash equivalents. 100% of our cash and cash equivalents, of which 95% were held in the United States, were deposited in bank accounts or invested in highly liquid investments. Certain bank account balances may exceed federally insured limits. We consider all highly liquid investments purchased with an original maturity from date of acquisition of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the same or following business day after instruction to redeem. Cash equivalent investments are readily convertible to cash with no penalty and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments. Commercial paper cash equivalents totaled $10.0 million and $5.0 million as of March 31, 2024 and March 31, 2023, respectively. We determine the fair value of commercial paper using significant other observable inputs (level 2) based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates.

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

Customer credit allowance. We maintain allowances for estimated customer credits. Credits are typically due to the timing or amount of customer invoices processed for specific services, including professional and subscription, and maintenance coverage. In certain cases, there has not been clear or timely communication of the need to adjust coverage or service at a location in advance of when we invoice for the associated coverage or service. We will issue a credit after agreeing to the service or coverage adjustment as requested by the customer within the terms of our contract.

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

Goodwill and other indefinite-lived intangible assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. As of March 31, 2024 and 2023, the carrying amount of goodwill was $32.8 million and $32.6 million, respectively. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on our one reporting unit. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. The Company concluded that no impairment of its goodwill and other indefinite-lived assets has occurred for the years ended March 31, 2024, 2023 and 2022.

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

Revenue recognition. We derive revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. For the fiscal years 2024, 2023 and 2022, revenue from international operations was 6%, 7% and 7%, respectively of total revenue. Our customer base is highly fragmented.

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

Professional services revenues primarily consist of fees for consulting, implementation, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Certain professional development services are recognized upon delivery of the developed solutions to the customer. Professional services can be provided by internal or external providers, do not significantly affect the customer’s ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

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

Comprehensive income. Comprehensive income is the total of net income, as currently reported under GAAP, plus other comprehensive income (loss). Other comprehensive income considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate statement of comprehensive income.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $6.7 million, $4.8 million and $2.6 million in fiscal 2024, 2023 and 2022, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively with early adoption permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 applies to entities with a single reportable segment. Annual disclosures are required for fiscal years beginning after December 15, 2023, or our fiscal 2025. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, or our fiscal 2026. Retrospective application is required for all prior periods presented with early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

3. Revenue Recognition

For in depth discussion regarding our revenue recognition procedures for our revenue streams, see Note 2, Summary of Significant Accounting Policies.

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Revenue recognized at a point in time (products) totaled $49.1 million, $43.6 million, and $36.0 million during fiscal 2024, 2023 and 2022. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $188.4 million, $154.4 million, and $126.7 million during fiscal 2024, 2023, and 2022.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $50.9 million and $45.3 million during fiscal 2024 and 2023. During fiscal 2024 and 2023, we transferred from contract assets at the beginning of the period, $2.2 million and $1.7 million, respectively, to accounts receivable because the right to the transaction became unconditional.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of March 31, 2024 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $4.8 million and $3.9 million of capitalized sales incentive costs as of March 31, 2024 and 2023, respectively. These balances are included in other non-current assets on our Consolidated Balance Sheets. During fiscal 2024 and 2023, we expensed $3.9 million and $3.6 million, respectively, of sales commissions, which included amortization of capitalized amounts of $1.6 million and $1.3 million, respectively. These expenses are included in operating expenses – sales and marketing in our Consolidated Statement of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Property and Equipment, Net

Property and equipment at March 31, 2024 and 2023 is as follows:

	Year ended March 31,
(In thousands)	2024	2023
Furniture and equipment	$16,116	$12,097
Software	16,028	15,989
Leasehold improvements	9,041	5,656
Facilities construction in progress	122	9,721
	41,307	43,463
Accumulated depreciation and amortization	(23,377)	(28,887)
Property and equipment, net	$17,930	$14,576

Total depreciation expense on property and equipment was $3.9 million, $1.8 million, and $2.2 million during fiscal 2024, 2023 and 2022, respectively.

The Company capitalizes internal-use software, including software purchased and used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $0.3 million, $0.6 million, and $1.3 million during fiscal 2024, 2023, and 2022, respectively.

Assets under financing leases are included in property and equipment categories above and further disclosed with Note 6. Leases.

5. Intangible Assets, Goodwill, and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2024, and 2023:

	March 31, 2024				March 31, 2023
	Gross			Net	Gross			Net
	carrying	Accumulated	Accumulated	carrying	carrying	Accumulated	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount	amount	amortization	impairment	amount
Finite-lived intangible assets:
Customer relationships	$19,821	$(12,133)	$—	$7,688	$19,809	$(11,529)	$—	$8,280
Non-competition agreements	3,497	(3,497)	—	—	3,487	(3,192)	—	295
Developed technology	11,175	(10,748)	—	427	11,166	(10,590)	—	576
Trade names	1,025	(588)	—	437	1,015	(426)	—	589
Patented technology	80	(80)	—	—	80	(80)	—	—
	35,598	(27,046)	—	8,552	35,557	(25,817)	—	9,740
Indefinite-lived trade names	8,400	N/A	—	8,400	8,400	N/A	—	8,400
Total intangible assets	$43,998	$(27,046)	$—	$16,952	$43,957	$(25,817)	$—	$18,140

(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$—	$67,541	$(45,535)	$(22,006)	$—

During the year ended March 31, 2024, goodwill increased $0.2 million due to foreign currency translation. During the year ended March 31, 2023, goodwill increased $0.8 million due to business combination activity and decreased $0.9 million due to foreign currency translation.

During the year ended March 31, 2024, finite-lived intangible assets decreased $1.2 million due to amortization expense. During the year ended March 31, 2023, finite-lived intangible assets decreased $1.3 million due to amortization expense and decreased $0.8 million due to foreign currency translation.

See Note 15, Business Combination, for more information on business combination activity.

Estimated future amortization expense on finite-lived intangible assets is as follows:

(In thousands)	Estimated Amortization Expense
Fiscal year ending March 31,
2025	$917
2026	917
2027	839
2028	603
Thereafter	5,276
Total	$8,552

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis as of March 31, 2024 and 2023 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2024, 2023 and 2022.

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

We subleased one of our office leases located in Bellevue, Washington with a lease term that expired during fiscal year 2024.

The components of lease expenses, which are included in operating expenses in our Consolidated Statements of Operations, were as follows:

	Year ended March 31,
(In thousands)	2024	2023
Operating leases expense	$5,842	$5,301
Finance lease expense:
Amortization of ROU assets	2	3
Interest on lease liabilities	—	1
Total finance lease expense	2	4
Variable lease costs	470	700
Short term lease expense	258	300
Sublease income	(654)	(789)
Total lease expense	$5,918	$5,516

Other information related to leases for fiscal 2024 and 2023 was as follows:

	Year ended March 31,
Supplemental cash flow information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$5,197	$5,862
Operating cash flows for finance leases	5	6
Financing cash flows for finance leases	2	4
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$9,832	$8,292
Weighted average remaining lease terms
Operating leases	6.69	7.59
Finance leases	—	0.58
Weighted average discount rates
Operating leases	7.05%	6.44%
Finance leases	—	4.50%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Consolidated Balance Sheet as of March 31, 2024:

(In thousands)	Operating leases
Fiscal year ending March 31,
2025	$4,474
2026	5,163
2027	4,774
2028	4,538
2029	3,797
Thereafter	7,349
Total undiscounted future minimum lease payments	30,095
Less: difference between undiscounted lease payments and discounted lease liabilities	(6,203)
Total lease liabilities	$23,892

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2024	2023	2022
Cash receipts for interest	$4,652	$1,917	$47
Cash payments for income tax, net	1,733	1,163	787
Accrued capital expenditures	419	1,400	89

8. Additional Balance Sheet Information

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	March 31, 2024	March 31, 2023
Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$16,264	$11,170
Income and indirect taxes payable	1,684	2,127
Other	1,574	411
Total	$19,522	$13,708
Other non-current liabilities:
Uncertain tax positions	$—	$1,178
Employee benefit obligations	4,315	2,742
Other	100	98
Total	$4,415	$4,018

9. Income Taxes

For the year ended March 31, income before income taxes consisted of the following:

(In thousands)	2024	2023	2022
Income before income taxes
United States	$12,492	$14,526	$1,598
Foreign	8,192	1,238	4,913
Total income before income taxes	$20,684	$15,764	$6,511

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2024	2023	2022
Income tax (benefit) provision
Current:
Federal	$-	$87	$62
State and local	370	277	21
Foreign	1,884	1,070	853
Deferred:
Federal	(57,065)	12	12
State and local	(8,131)	77	7
Foreign	(2,569)	(341)	(922)
Income tax (benefit) provision	$(65,511)	$1,182	$33

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2024	2023	2022
Income tax expense (benefit) at the U.S. Federal statutory rate	$4,344	$3,340	$1,368
Expense (benefit) for state taxes	293	377	(65)
Impact of foreign operations	(250)	(78)	(819)
R&D credits	(3,540)	—	—
Global intangible low-taxed income	1,471	101	971
Indefinite life assets	—	20	19
Intercompany gain	—	177	—
Rate change	(1,817)	—	—
Change in valuation allowance	(65,023)	(2,276)	(2,623)
Change in liability for unrecognized tax benefits	(1,044)	24	25
Share-based compensation	(1,823)	(241)	(2,018)
Deferred adjustments	1,927	(281)	(260)
Provision to return	(219)	(31)	3,438
Other	170	50	(3)
Income tax (benefit) provision	$(65,511)	$1,182	$33

We have elected to account for global intangible low-taxed income (GILTI) inclusions in the period in which they are incurred.

The fiscal 2024 tax provision results primarily from the release of the valuation allowances against U.S. Federal and State deferred tax assets. The fiscal 2024 tax provision differs from the statutory rate primarily due to the release of the valuation allowances.

The fiscal 2023 tax provision results primarily from foreign tax expense and minimal expense from the U.S. The fiscal 2023 tax provision differs from the statutory rate primarily due to adjustments to deferred tax assets; offset by current year expense in foreign jurisdictions.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Accrued liabilities	$10,135	$8,748
Allowance for expected credit losses and doubtful accounts	154	132
Federal losses and credit carryforwards	28,588	36,912
Foreign losses and credit carryforwards	3,324	3,555
State losses and credit carryforwards	7,248	10,080
Deferred revenue	270	291
Capitalized research expenses	22,280	11,399
Property and equipment and software amortization	-	325
Operating lease liabilities	5,715	4,171
Goodwill and other intangible assets	(694)	(536)
Other	438	185
	77,458	75,262
Less: valuation allowance	(2,938)	(67,928)
Total	74,520	7,334

Deferred tax liabilities:
Operating lease right-of-use assets	(4,230)	(3,153)
Goodwill and other intangible assets	(3,274)	(3,659)
Other	(198)	12
Total	(7,702)	(6,800)
Total deferred tax assets, net	$66,818	$534

At March 31, 2024, we had $78.5 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2033 to 2039, and $42.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Canada, Singapore and the U.A.E. subsidiaries have $0.7 million, $0.1 million, $0.7 million and $0.1 million of net operating loss carryforwards, respectively. The losses for Hong Kong, Singapore and the U.A.E. can be carried forward indefinitely. Canada losses can be carried back three years and carried forward 20 years. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations which included fiscal 2018 through fiscal 2022. The India subsidiary is then subject to 50% of regular India income taxes during the second five years of operations which includes fiscal 2023 through fiscal 2027. The aggregate value of the benefit of the SEZ during the current fiscal year is $3.9 million as of March 31, 2024. The Company has paid minimum alternative taxes during the period of regular tax relief resulting in a credit of $1.8 million as of March 31, 2024.

At March 31, 2024 we also had $111.8 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2025 through 2043.

We have recorded valuation allowances offsetting certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2024, the total valuation allowance against deferred tax assets of $2.9 million was comprised of $1.5 million for U.S. state deferred tax assets, and $1.4 million associated with deferred tax assets in Hong Kong, Singapore, and the U.A.E. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected earnings, and tax planning strategies in our assessment of positive and negative evidence supporting the likelihood of deferred tax asset realization. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $30.1 million and $22.2 million as of March 31, 2024 and 2023, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

Uncertain tax positions as of March 31, are as follows:

(In thousands)	2024	2023	2022
Beginning gross unrecognized tax benefits	$575	$575	$575
Decreases related to prior year tax positions	(575)	—	—
Increases related to current year tax positions	562	—	—
Ending gross unrecognized tax benefits	$562	$575	$575

We recognize interest accrued on any uncertain tax positions as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. For the year ended March 31, 2024, we reduced accrued interest and penalty by $0.6 million. We recognized interest and penalty expense of less than $0.1 million for the years ended March 31, 2023 and 2022. As of March 31, 2024, no interest or penalties were accrued. As of March 31, 2023, we had approximately $0.6 million of interest and penalties accrued in other non-current liabilities on our Consolidated Balance Sheets.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate.

In the U.S. we file federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2011 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2019 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2017 are open for examination by certain foreign taxing authorities.

10. Employee Benefit Plans

Defined Contribution Plans

We maintain 401(k) plans for employees located in the United States meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.9 million, $1.7 million, and $1.4 million in fiscal 2024, 2023, and 2022, respectively.

We also maintain defined contribution retirement plans for employees located in the United Kingdom and in the Asia Pacific region in accordance with local statutory requirements and business practices.

Defined Benefit Plan

We maintain certain defined benefit plans covering eligible employees of our India subsidiary in accordance with local statutory requirements and business practices. The Gratuity Plan provides a lump-sum payment to vested employees at retirement, death, incapacitation, or termination of employment, of an amount based on the respective employee’s salary and the tenure of employment with the Company. The Leave Encashment Plan provides a lump-sum payment to employees when they leave the Company based on a multiple of their final monthly salary. Both the Gratuity and Leave Encashment Plans are unfunded with obligation amounts determined by actuarial valuations. These obligation amounts are recorded in the Consolidated Balance Sheets as “Employee benefit obligations” within “Other non-current liabilities”. All expenses associated with these plans are recorded in the Consolidated Statements of Operations within “Operating expenses”.

Employer benefit obligations as of and related changes for the years ended March 31 are as follows:

(In thousands)	2024	2023	2022
Employee benefit obligations as of April 1	$2,742	$2,470	$1,728
Employee benefits paid	(175)	(255)	(290)
Employer expenses	1,748	527	1,032
Employee benefit obligations	$4,315	$2,742	$2,470

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary.

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets as of March 31, 2024 and 2023, the cash surrender value of $1.0 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (expense) income, net” in the accompanying Consolidated Statements of Operations and are immaterial.

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

	Year Ended March 31,
(In thousands, except per share data)	2024	2023	2022
Numerator:
Net income	$86,195	$14,582	$6,478
Series A convertible preferred stock dividends	(1,204)	(1,836)	(1,836)
Net income attributable to common shareholders	$84,991	$12,746	$4,642

Denominator:
Weighted average shares outstanding - basic	25,668	24,694	24,357
Dilutive SSARs	929	1,059	1,063
Dilutive RSUs	10	—	—
Dilutive unvested restricted shares	234	176	63
Weighted average shares outstanding - diluted	26,842	25,929	25,483

Income per share - basic:	$3.31	$0.52	$0.19
Income per share - diluted:	$3.17	$0.49	$0.18

Anti-dilutive SSARs, restricted shares, restricted stock units, ESPP shares, performance shares, and preferred shares	175	1,741	1,736

Basic income per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 436,177, 407,324 and 147,973 of restricted shares at March 31, 2024, 2023 and 2022, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted income per share includes the effect of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights (SSARs), unvested restricted shares, restricted stock units, employee stock purchase plan (ESPP) shares, and performance shares, that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive.

13. Share-based Compensation

We may grant incentive stock options, non-qualified stock options, SSARs, restricted shares, restricted stock units, and performance shares under our shareholder-approved 2020 Stock Incentive Plan (the 2020 Plan) for up to 2.25 million common shares, plus 868,864 common shares, the number of shares that were remaining for grant under the 2016 Stock Incentive Plan (the 2016 Plan) as of the effective date of the 2020 Plan, plus the number of shares remaining for grant under the 2016 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of restricted shares or restricted stock units that may be granted under the 2020 Plan is 3.1 million. We may also grant shares under our shareholder-approved Employee Stock Purchase Plan (the ESPP) for up to 500,000 common shares.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and SSAR exercises or grants of restricted shares, restricted stock units, performance shares, or ESPP shares.

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

We record compensation expense related to SSARs, restricted shares, restricted stock units, performance shares, and ESPP shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted stock unit and restricted share grants subject only to a service condition is based on the closing price of our common shares on the grant date. For stock option and SSAR grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. We use the simplified method for SSAR grants because we believe historical exercise data does not provide a reasonable basis upon which to estimate the expected term. For restricted stock unit, restricted share, and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold, performance period term and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor.

We record compensation expense for restricted stock units, restricted shares, and SSAR grants subject to a service condition using the graded vesting method. We record compensation expense for ESPP shares on a straight-line basis over the applicable offering period. We record compensation expense for SSAR grants subject only to a market condition over the derived service period, which is an output of the lattice option pricing model. Under the 2020 Plan, the fair value of performance shares is based on the closing price of our common shares on the settlement date of the performance award, for which we record compensation expense over the service period consistent with our annual bonus incentive plan as approved by the Compensation Committee of the Board of Directors.

The following table summarizes the share-based compensation expense for SSARs, restricted shares, restricted stock units, performance shares, and ESPP shares included in the Consolidated Statements of Operations for fiscal 2024, 2023 and 2022:

	Year Ended March 31,
(In thousands)	2024	2023	2022
Product development	$7,380	$7,987	$8,186
Sales and marketing	831	1,044	1,355
General and administrative	5,900	3,927	5,008
Total share-based compensation expense	$14,111	$12,958	$14,549

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted in fiscal 2024, 2023 or 2022.

The following table summarizes the activity during fiscal 2024 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2023	1,572,460	$26.04
Granted	—	—
Exercised	(275,121)	18.51
Forfeited	—	—
Cancelled/expired	—	—
Outstanding at March 31, 2024	1,297,339	$27.63	2.0	$73,465
Exercisable at March 31, 2024	1,297,339	$27.63	2.0	$73,465
Vested and expected to vest at March 31, 2024	1,297,339	$27.63	2.0	$73,465

The following table presents additional information related to SSARs activity during fiscal 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Compensation expense	$—	$3,188	$10,030
Total intrinsic value of SSARs exercised	$16,889	$28,025	$34,437
Total fair value of SSARs vesting	$—	$13,037	$6,439

As of March 31, 2024, there was no unrecognized share-based compensation expense related to SSARs.

A total of 211,024 shares, net of 63,817 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2024. The shares withheld were returned to treasury shares.

Restricted Shares

We use a lattice option pricing model to estimate the fair value of restricted shares subject to a market condition. There were no restricted shares subject to a market condition granted in fiscal 2024 or 2023. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of restricted shares subject to a market condition granted in fiscal 2022:

2022
Risk-free interest rate over contractual term	0.5% - 0.9%
Expected volatility	54.0% - 56.0%
Weighted-average grant date fair value	$24.77 - $39.12

We granted restricted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2024 for restricted shares awarded under the 2020 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2023	407,324	$47.53
Granted	199,138	88.35
Vested	(145,083)	49.60
Forfeited	(25,202)	47.21
Outstanding at March 31, 2024	436,177	$65.52

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of March 31, 2024, a total of 436,177 shares were issued from treasury.

The following table presents additional information related to restricted share activity during fiscal years 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
Compensation expense	$11,146	$9,274	$4,339
Total fair value of restricted share vesting	$6,595	$2,952	$3,297

As of March 31, 2024, total unrecognized share-based compensation expense related to non-vested restricted shares was $16.1 million, which is expected to be recognized over a weighted-average vesting period of 1.1 years. We do not include restricted shares in the calculation of basic earnings per share until the shares are vested.

Restricted Stock Units

We granted restricted stock units to our Chief Executive Officer, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2024 for restricted stock units awarded under the 2020 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2023	67,856	$71.62
Granted	—	—
Vested	(11,309)	79.58
Forfeited	—	—
Outstanding at March 31, 2024	56,547	$70.03

We use a lattice option pricing model to estimate the fair value of restricted stock units subject to a market condition. There were no restricted stock units subject to a market condition granted in fiscal 2024 or 2022. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of restricted stock units subject to a market condition granted in fiscal 2023:

2023
Risk-free interest rate over contractual term	4.3%
Expected volatility	54.0%
Weighted-average grant date fair value	$60.02 - $65.89

The following table presents additional information related to restricted stock unit activity during fiscal 2024:

(In thousands)	2024
Compensation expense	$2,321
Total fair value of restricted stock unit vesting	$900

As of March 31, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock units was $2.4 million, which is expected to be recognized over the weighted-average vesting period of 1.7 years.

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

Based on the performance conditions achieved as they relate to our annual bonus plan, management estimates a liability of $0.6 million as of March 31, 2024, to be settled through the granting and vesting of performance shares after March 31, 2024. We recognized compensation expense related to performance shares of $0.6 million, $0.4 million, and $0.2 million in the fiscal years ended March 31, 2024, 2023, and 2022, respectively.

Employee Stock Purchase Plan Shares

The ESPP permits participants to purchase common stock through regular payroll deductions, up to a specified percentage of their eligible compensation. The ESPP is compensatory because, among other provisions, it currently allows participants to purchase stock at up to a 15% discount from the lower of the closing price of a share of our common stock on the first or last trading day of the ESPP offering period. We measure share-based compensation expense for the ESPP based on the fair value of the ESPP grant at the beginning of the offering period. The fair value includes the value of the discount and the value associated with the call and put options that take advantage of the variability in the common stock price during the offering period. We estimate the value of the call and put options using the Black-Scholes-Merton option pricing model with inputs including the closing market price of our common stock on the first date of the offering period and assumptions regarding the risk-free interest rate, expected term, and expected volatility of our common shares over the offering period based on historical volatility. We used the following inputs including principal assumptions for the following offering period reflected in our consolidated financial statements:

Offering Period Ending
June 30, 2024
Grant date fair value	$81.60
Risk-free interest rate over contractual term	5.36%
Expected term (in years)	0.41
Expected volatility	47.41%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending June 30, 2024 totaled $0.1 million as of March 31, 2024.

As of March 31, 2024, total unrecognized share-based compensation expense related to ESPP shares was $0.1 million, which is expected to be recognized on a straight-line basis over the remaining term of the offering period ending June 30, 2024.

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

Conversion

On November 24, 2023, at our option, we required conversion of all the outstanding shares of Convertible Preferred Stock to common stock. On November 27, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Convertible Preferred Stock pursuant to which the Convertible Preferred Stock was eliminated and returned to the status of authorized and unissued preferred shares of the Company. Following the mandatory conversion of the outstanding shares of the Convertible Preferred Stock on November 24, 2023, there were no outstanding shares of the Convertible Preferred Stock. Accordingly, we removed the Series A convertible preferred stock, no par value from temporary equity on our consolidated balance sheet and recorded the associated increase of common shares at $0.30 stated value and capital in excess of stated value further reflected in our consolidated statement of shareholders' equity.

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

Accounting Policy

Prior to the conversion on November 24, 2023, we classified convertible preferred stock as temporary equity in the consolidated balance sheets due to certain contingent redemption clauses that were at the election of the Holders. We increased the carrying value of the convertible preferred stock to its redemption value for all undeclared dividends using the interest method.

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

Revenue attributable to ResortSuite included in our consolidated statement of operations was $4.8 million, $5.2 million, and $1.3 million for the years ended March 31, 2024, 2023 and 2022, respectively. The pro forma impact of the business combination during the two years ended March 31, 2022 was not material to our historical consolidated operating results and is therefore not presented.

Effective April 1, 2022, ResortSuite became Agilysys Canada, Inc. a wholly-owned subsidiary of Agilysys, Inc.

16. Subsequent Events

None.

17. Related Party Transaction

See Note 14. Preferred Stock, for description of the MAK Capital investment in the Company. Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2024, 2023 and 2022

(In thousands)	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2024
Deferred tax valuation allowance	$67,928	$—	$(64,990)	$2,938
Allowance for expected credit losses	$610	$2,118	$(1,754)	$974
2023
Deferred tax valuation allowance	$69,515	$—	$(1,587)	$67,928
Allowance for doubtful accounts	$318	$620	$(328)	$610
2022
Deferred tax valuation allowance	$74,631	$—	$(5,116)	$69,515
Allowance for doubtful accounts	$1,220	$117	$(1,019)	$318

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO, CFO, and PAO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO, CFO, and PAO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2024.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2024, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On January 25, 2024, Ramesh Srinivasan, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading plan on the terms, for the duration and for the aggregate number of shares as previously disclosed in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

Also on January 25, 2024, MAK Capital One L.L.C. (“MAK Capital One”) adopted a trading plan with BTIG, LLC (the “MAK Plan”) intended to satisfy the affirmative defense set forth in Rule 10b5-1(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, to sell up to 867,728 shares of the Company’s common stock in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. The MAK Plan may be cancelled at any time and no trading was permitted to occur under the MAK Plan until, at the earliest, April 25, 2024. Michael A. Kaufman, the Chairman of the Board of Directors of the Company, is the managing member of MAK Capital One.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, Agilysys' Insider Trading Policy, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2024 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2024 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” “Corporate Governance,” and “Compensation Discussion and Analysis,” which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2024 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2024 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2024 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2024 and 2023

Consolidated Statements of Operations for the years ended March 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023, and 2022

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2024, 2023, and 2022

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

3.1	Certificate of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3.2 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

3.2

Certificate of Amendment to Certificate of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3.2 to Agilysys, Inc.’s Current Report on Form 8-K filed September 13, 2023 (File No. 000-05734).

3.3	Bylaws of Agilysys, Inc., which is incorporated by reference to Exhibit 3.4 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

3.4	First Amendment to Bylaws of Agilysys, Inc., which is incorporated by reference to Exhibit 3.2 to Agilysys, Inc.’s Current Report on Form 8-K filed May 31, 2023 (File No. 000-05734).

4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is incorporated by reference to Exhibit 4.1 to Agilysys, Inc.'s Current Report on Form 8-K filed February 12, 2024 (File No. 000-05734).

*10.1	The Company's Annual Incentive Plan, which is incorporated herein by reference to Annex E to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10.2	Agilysys, Inc. 2011 Stock Incentive Plan, which is incorporated herein by reference to Annex D to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10.3

Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Appendix B to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed August 15, 2016 (File No. 000-05734).

*10.4

Form of Stock Settled Appreciation Rights Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.5

Form of Directors Restricted Share Award Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.6

Form of Restricted Share Award Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.7	Form of Executive Employment Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed January 31, 2018 (File No. 000-05734).

*10.8

Employment Agreement dated February 10, 2020 by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 13, 2020 (File No. 000-05734).

*10.9

Stock Appreciation Right Agreement dated January 3, 2017, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated herein by reference to Exhibit 10(s) to Agilysys, Inc.'s. Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 000-05734).

*10.10

Stock Appreciation Right Agreement dated February 10, 2020, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.11 to Agilysys, Inc.'s Amendment to Annual Report on Form 10-K filed May 22, 2020 (File No. 000-05734).

*10.11

Agilysys, Inc. 2020 Equity Incentive Plan, as Amended and Restated, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.12

Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.13

Amendment to Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q filed January 25, 2024 (File No. 000-05734).

*10.14

Form of Stock Appreciation Rights Agreement (Time Vesting), which is incorporated by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.15

Form Stock Appreciation Rights Agreement (Performance Vesting), which is incorporated by reference to Exhibit 10.4 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

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

*10.18

Form of Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors and Officers, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

*10.19

Amended and Restated Employment Agreement dated March 10, 2023, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023 (File No. 000-05734).

*10.20

Form of Restricted Stock Unit Award Agreement for Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023 (File No. 000-05734).

**19	Agilysys, Inc. Insider Trading Policy.

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.3	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

***32

Certification of Chief Executive Officer, Chief Financial Officer and Corporate Controller and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

**97	Agilysys, Inc. Clawback Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan or arrangement.

**	Filed herewith

***

The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 21, 2024.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 2024.

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