Form 10-Q
period 2024-06-30
AGILYSYS INC
filed 2024-07-26
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 19, 2024, the registrant had 27,881,838 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2024 (Unaudited)	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$144,111	$144,891
Accounts receivable, net of allowance for expected credit losses of $944 and $974, respectively	27,308	29,441
Contract assets	3,523	2,287
Inventories	5,300	4,587
Prepaid expenses and other current assets	6,523	7,731
Total current assets	186,765	188,937
Property and equipment, net	17,663	17,930
Operating lease right-of-use assets	17,843	18,384
Goodwill	32,659	32,791
Intangible assets, net	16,706	16,952
Deferred income taxes, non-current	76,237	67,373
Other non-current assets	7,825	8,063
Total assets	$355,698	$350,430
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,085	$9,422
Contract liabilities	49,200	56,148
Accrued liabilities	13,127	19,522
Operating lease liabilities, current	4,992	4,279
Total current liabilities	77,404	89,371
Deferred income taxes, non-current	549	554
Operating lease liabilities, non-current	18,903	19,613
Other non-current liabilities	4,671	4,415
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 27,872,345 and 27,376,862 shares outstanding at June 30, 2024 and March 31, 2024, respectively	10,003	10,003
Treasury shares, 5,469,903 and 5,965,426 at June 30, 2024 and March 31, 2024, respectively	(1,642)	(1,791)
Capital in excess of stated value	98,277	94,680
Retained earnings	151,861	137,755
Accumulated other comprehensive loss	(4,328)	(4,170)
Total shareholders' equity	254,171	236,477
Total liabilities and shareholders' equity	$355,698	$350,430

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
(In thousands, except per share data)	2024	2023
Net revenue:
Products	$9,874	$12,781
Subscription and maintenance	38,043	32,125
Professional services	15,595	11,153
Total net revenue	63,512	56,059
Cost of goods sold:
Products	5,226	6,565
Subscription and maintenance	8,108	7,637
Professional services	10,310	8,800
Total cost of goods sold	23,644	23,002
Gross profit	39,868	33,057
Gross profit margin	62.8%	59.0%
Operating expenses:
Product development	14,720	13,321
Sales and marketing	7,014	7,301
General and administrative	10,483	9,365
Depreciation of fixed assets	838	923
Amortization of internal-use software and intangibles	251	430
Other charges, net	550	759
Legal settlements	265	—
Total operating expense	34,121	32,099
Operating income	5,747	958
Other income (expense):
Interest income	1,782	1,101
Other (expense), net	(157)	(159)
Income before taxes	7,372	1,900
Income tax (benefit) provision	(6,734)	352
Net income	$14,106	$1,548
Series A convertible preferred stock dividends	—	(459)
Net income attributable to common shareholders	$14,106	$1,089

Weighted average shares outstanding - basic	27,134	24,936

Net income per share - basic:	$0.52	$0.04

Weighted average shares outstanding - diluted	28,127	26,177

Net income per share - diluted:	$0.50	$0.04

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,
(In thousands)	2024	2023
Net income	14,106	$1,548
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(158)	523
Total comprehensive income	$13,948	$2,071

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2024	2023

Operating activities
Net income	$14,106	$1,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	838	923
Amortization of internal-use software and intangibles	251	430
Deferred income taxes	(8,861)	(129)
Share-based compensation	4,429	3,167
Changes in operating assets and liabilities	(9,665)	(5,917)
Net cash provided by operating activities	1,098	22
Investing activities
Capital expenditures	(869)	(3,065)
Additional investments in corporate-owned life insurance policies	—	(2)
Net cash used in investing activities	(869)	(3,067)
Financing activities
Payment of preferred stock dividends	—	(918)
Repurchase of common shares to satisfy employee tax withholding	(925)	(1,783)
Principal payments under long-term obligations	—	(1)
Net cash used in financing activities	(925)	(2,702)
Effect of exchange rate changes on cash	(84)	(2)
Net decrease in cash and cash equivalents	(780)	(5,749)
Cash and cash equivalents at beginning of period	144,891	112,842
Cash and cash equivalents at end of period	$144,111	$107,093

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended June 30, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	4,850	—	—	4,850
Restricted shares issued, net	—	—	11	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	498	150	(150)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(14)	(4)	(1,100)	—	—	(1,104)
Net income	—	—	—	—	—	14,106	—	14,106
Unrealized translation adjustments	—	—	—	—	—	—	(158)	(158)
Balance at June 30, 2024	33,342	$10,003	(5,470)	$(1,642)	$98,277	$151,861	$(4,328)	$254,171

	Three Months Ended June 30, 2023
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	3,377	—	—	3,377
Restricted shares issued, net	—	—	12	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	50	15	(15)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(37)	(11)	(2,602)	—	—	(2,613)
Net income	—	—	—	—	—	1,548	—	1,548
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	523	523
Balance at June 30, 2023	31,607	$9,482	(6,255)	$(1,877)	$53,735	$53,853	$(3,507)	$111,686

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2025 refers to the fiscal year ending March 31, 2025.

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

The Condensed Consolidated Balance Sheet as of June 30, 2024, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2024 and 2023, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission (SEC) on May 22, 2024.

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

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2024, included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies from those disclosed therein.

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

Professional services revenues primarily consist of fees for consulting, implementation, installation, integration, development and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Certain professional development services are recognized upon delivery of the developed solutions to the customer. At the end of each reporting period, we recognize the most likely amount of variable consideration on any contract holdbacks we expect to bill for development services delivered. Professional services can be provided by internal or external providers, do not significantly affect the customer’s ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $9.9 million and $12.8 million for the three months ended June 30, 2024 and 2023, respectively. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $53.6 million and $43.3 million for the three months ended June 30, 2024 and 2023, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $26.8 million and $22.1 million for the three months ended June 30, 2024 and 2023, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $1.9 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of June 30, 2024 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $4.8 million and $4.0 million of capitalized sales incentive costs as of June 30, 2024 and 2023, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2024 and 2023, we expensed $0.9 million and $0.9 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.4 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2024	March 31, 2024
Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$7,744	$16,264
Income and indirect taxes payable	4,264	1,684
Other	1,119	1,574
Total	$13,127	$19,522
Other non-current liabilities:
Employee benefit obligations	4,571	4,315
Other	100	100
Total	$4,671	$4,415

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Three months ended June 30,
(In thousands)	2024	2023
Cash receipts for interest, net	$1,424	$893
Cash payments for income tax, net	578	376
Cash payments for operating leases	912	1,425
Cash payments for finance leases	—	2
Accrued capital expenditures	181	320

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(Dollars in thousands)	2024	2023
Income tax (benefit) provision	$(6,734)	$352
Effective tax rate	nm	18.5%

nm - not meaningful

For the three months ended June 30, 2023, income tax provision and the effective tax rate were primarily driven by activity within the foreign jurisdictions in which the company operates as valuation allowances were recorded against deferred tax assets in the U.S. and Canada. We released valuation allowances recorded against Canadian, U.S. Federal and certain state deferred tax assets in the period ending December 31, 2023.

For the three months ended June 30, 2024, income tax (benefit) and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

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

We have recorded and maintain valuation allowances offsetting the Company’s deferred tax assets in certain U.S. States and foreign jurisdictions. The ultimate realization of deferred tax assets depends on various factors including the generation of future taxable income in the periods in which the underlying temporary differences are deductible. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances.

7. Commitments and Contingencies

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

	Three months ended June 30,
(In thousands, except per share data)	2024	2023
Numerator:
Net income	$14,106	$1,548
Series A convertible preferred stock dividends	—	(459)
Net income attributable to common shareholders	$14,106	$1,089

Denominator:
Weighted average shares outstanding - basic	27,134	24,936
Dilutive SSARs	710	1,008
Dilutive unvested restricted shares	270	231
Dilutive unvested restricted stock units	13	2
Weighted average shares outstanding - diluted	28,127	26,177

Income per share - basic:	$0.52	$0.04
Income per share - diluted:	$0.50	$0.04

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	7	1,735

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 367,271 and 339,956 of restricted shares at June 30, 2024 and 2023, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for restricted and performance grants included in the condensed consolidated statements of operations:

	Three months ended June 30,
(In thousands)	2024	2023
Product development	2,636	1,625
Sales and marketing	331	166
General and administrative	1,462	1,376
Total share-based compensation expense	4,429	3,167

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted during the three months ended June 30, 2024 and 2023.

The following table summarizes the activity during the three months ended June 30, 2024 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2024	1,297,339	$27.63
Granted	—	—
Exercised	(737,136)	33.48
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2024	560,203	$19.94	3.3	$47,169
Exercisable at June 30, 2024	560,203	$19.94	3.3	$47,169
Vested and expected to vest at June 30, 2024	560,203	$19.94	3.3	$47,169

As of June 30, 2024, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the three months ended June 30, 2024 for restricted shares awarded under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2024	436,177	$65.52
Granted	13,149	103.30
Vested	(79,792)	53.51
Forfeited	(2,263)	70.58
Outstanding at June 30, 2024	367,271	$68.05

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of June 30, 2024, total unrecognized share-based compensation expense related to unvested restricted shares was $12.9 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Restricted Stock Units

We granted restricted stock units to our Chief Executive Officer, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during three months ended June 30, 2024 for restricted stock units awarded under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2024	56,547	$70.03
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2024	56,547	$70.03

As of June 30, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock units was $2.0 million, which is expected to be recognized over the weighted-average vesting period of 1.8 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we granted 6,098 common shares to our Chief Executive Officer in May 2024 that vested immediately for a total value of $0.6 million.

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

Offering Period Ended
June 30, 2024
Grant date fair value	$81.60
Risk-free interest rate over contractual term	5.36%
Expected term (in years)	0.41
Expected volatility	47.41%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ended June 30, 2024 totaled $0.5 million as of June 30, 2024.

As of June 30, 2024, there was no unrecognized share-based compensation expense related of the offering period ending June 30, 2024.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2024. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 23 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2024 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Recent Developments

Macroeconomic Conditions

During the three months ended June 30, 2024, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, political unrest, armed conflicts, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

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

Results of Operations

First Fiscal Quarter 2025 Compared to First Fiscal Quarter 2024

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Increase (decrease)
(Dollars in thousands)	2024	2023	$	%
Net revenue:
Products	$9,874	$12,781	$(2,907)	(22.7)%
Subscription and maintenance	38,043	32,125	5,918	18.4%
Professional services	15,595	11,153	4,442	39.8%
Total net revenue	63,512	56,059	7,453	13.3%
Cost of goods sold:
Products	5,226	6,565	(1,339)	(20.4)%
Subscription and maintenance	8,108	7,637	471	6.2%
Professional services	10,310	8,800	1,510	17.2%
Total cost of goods sold	23,644	23,002	642	2.8%
Gross profit	$39,868	$33,057	$6,811	20.6%
Gross profit margin	62.8%	59.0%
Operating expenses:
Product development	$14,720	$13,321	$1,399	10.5%
Sales and marketing	7,014	7,301	(287)	(3.9)%
General and administrative	10,483	9,365	1,118	11.9%
Depreciation of fixed assets	838	923	(85)	nm
Amortization of internal-use software and intangibles	251	430	(179)	(41.6)%
Other charges, net	550	759	(209)	nm
Legal settlements	265	—	265	nm
Operating income	$5,747	$958	$4,789	499.9%
Operating income percentage	9.0%	1.7%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended June 30,
	2024	2023
Net revenue:
Products	15.5%	22.8%
Subscription and maintenance	59.9	57.3
Professional services	24.6	19.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	8.2%	11.7%
Subscription and maintenance	12.8	13.6
Professional services	16.2	15.7
Total net cost of goods sold	37.2%	41.0%
Gross profit	62.8%	59.0%
Operating expenses:
Product development	23.2%	23.8%
Sales and marketing	11.0	13.0
General and administrative	16.6	16.7
Depreciation of fixed assets	1.3	1.6
Amortization of internal-use software and intangibles	0.4	0.8
Other charges, net	0.9	1.4
Legal settlements	0.4	—
Operating income	9.0%	1.7%

Net revenue. Total net revenue increased $7.5 million, or 13.3%, during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. Products revenue decreased $2.9 million, or 22.7%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $5.9 million, or 18.4%, compared to the first quarter of fiscal 2024 driven by continued growth in subscription-based service revenue, which increased 32.0% during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. Professional services revenue increased $4.4 million, or 39.8%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $6.8 million, or 20.6%, during the first quarter of fiscal 2025 and total gross profit margin increased from 59.0% to 62.8% compared to the first quarter of fiscal 2024 driven by changes in the composition of revenue by category. Products gross profit decreased $1.6 million, or 25.2%, and products gross profit margin decreased from 48.6% to 47.1% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $5.4 million, or 22.2%, and gross profit margin increased from 76.2% to 78.7% as revenue increases outpaced variable costs as a result of certain cost control initiatives. Professional services gross profit increased $2.9 million, or 124.6%, and gross profit margin increased from 21.1% to 33.9% reflecting improved utilization rates from efficiency gains on multi-solution implementations and revenue associated with a large development service contract.

Operating Expenses

Operating expenses, excluding other charges, net and legal settlements, increased $2.0 million, or 6.3%, during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024.

Product development. Product development increased $1.4 million, or 10.5%, in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing decreased $0.3 million, or 3.9%, in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 due to timing of marketing event and trade show activity.

General and administrative. General and administrative increased $1.1 million, or 11.9%, in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 due to increased compensation rates across our administrative teams and payroll taxes associated with certain exercises of stock-settled appreciation rights during the quarter.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.1 million, or 9.2%, in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 due to the timing of assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles decreased $0.2 million, or 41.6%, in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 due to the full amortization of certain intangible assets.

Other charges, net. Other charges, net consist of losses on asset disposals, severance costs and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other income (expense)

	Three months ended June 30,		Favorable (unfavorable)
(Dollars in thousands)	2024	2023	$	%
Other income (expense):
Interest income	$1,782	$1,101	$681	61.9%
Other (expense), net	(157)	(159)	2	nm
Total other income, net	$1,625	$942	$683	72.5%

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Other (expense), net. Other (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three months ended June 30,		Favorable (unfavorable)
(Dollars in thousands)	2024	2023	$	%
Income tax (benefit) provision	$(6,734)	$352	$7,086	nm
Effective tax rate	nm	18.5%

nm - not meaningful

For the three months ended June 30, 2023, income tax provision and the effective tax rate were primarily driven by activity within the foreign jurisdictions in which the company operates as valuation allowances were recorded against deferred tax assets in the U.S. and Canada. We released valuation allowances recorded against Canadian, U.S. Federal and certain state deferred tax assets in the period ending December 31, 2023.

For the three months ended June 30, 2024, income tax (benefit) and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate.

We have recorded and maintain valuation allowances offsetting the Company’s deferred tax assets in certain U.S. States and foreign jurisdictions. The ultimate realization of deferred tax assets depends on various factors including the generation of future taxable income in the periods in which the underlying temporary differences are deductible. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances.

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures, and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space.

At June 30, 2024, 100% of our cash and cash equivalents, of which 96% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $144.1 million as of June 30, 2024, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Three months ended June 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$1,098	$22
Investing activities	(869)	(3,067)
Financing activities	(925)	(2,702)
Effect of exchange rate changes on cash	(84)	(2)
Decrease in cash	$(780)	$(5,749)

Cash flow provided by operating activities. Cash flow provided by operating activities was $1.1 million in the first three months of fiscal 2025. The provision of cash was due to cash-based earnings of $10.8 million and a decrease of $9.7 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $14.1 million and $3.3 million of non-cash adjustments.

Cash flow used in investing activities. Consists primarily of property and equipment purchases, which decreased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to leasehold improvements and equipment purchases for our new office lease in Las Vegas, Nevada during the three months ended June 30, 2023.

Cash flow used in financing activities. Cash flow used in financing activities decreased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to a reduction from $1.8 million to $0.9 million in the repurchase of shares to satisfy employee tax withholding on share-based compensation and a reduction from $0.9 million to zero in preferred stock dividend payments during the respective periods.

Contractual Obligations

As of June 30, 2024, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2024.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2024. There have been no material changes in our significant accounting policies and estimates since March 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2024. There have been no material changes in our market risk exposures since March 31, 2024.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2024 that may materially affect our business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Second Amendment to Agilysys, Inc. Employee Stock Purchase Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Treasurer.

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

AGILYSYS, INC.

Date:	July 26, 2024	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)