Form 10-Q
period 2024-09-30
AGILYSYS INC
filed 2024-10-28
CIK 78749

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 18, 2024, the registrant had 27,950,510 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2024 (Unaudited)	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$54,888	$144,891
Accounts receivable, net of allowance for expected credit losses of $755 and $974, respectively	31,614	29,441
Contract assets	4,537	2,287
Inventories	6,446	4,587
Prepaid expenses and other current assets	11,216	7,731
Total current assets	108,701	188,937
Property and equipment, net	17,538	17,930
Operating lease right-of-use assets	18,120	18,384
Goodwill	135,426	32,791
Intangible assets, net	79,018	16,952
Deferred income taxes, non-current	74,898	67,373
Other non-current assets	8,309	8,063
Total assets	$442,010	$350,430
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,746	$9,422
Contract liabilities	55,355	56,148
Accrued liabilities	22,315	19,522
Operating lease liabilities, current	5,473	4,279
Total current liabilities	95,889	89,371
Deferred income taxes, non-current	12,269	554
Operating lease liabilities, non-current	18,662	19,613
Debt, non-current	50,000	—
Other non-current liabilities	4,928	4,415
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 27,940,004 and 27,376,862 shares outstanding at September 30, 2024 and March 31, 2024, respectively	10,003	10,003
Treasury shares, 5,402,284 and 5,965,426 at September 30, 2024 and March 31, 2024, respectively	(1,622)	(1,791)
Capital in excess of stated value	102,275	94,680
Retained earnings	153,225	137,755
Accumulated other comprehensive loss	(3,619)	(4,170)
Total shareholders' equity	260,262	236,477
Total liabilities and shareholders' equity	$442,010	$350,430

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net revenue:
Products	$10,525	$12,640	$20,400	$25,422
Subscription and maintenance	41,432	34,248	79,474	66,373
Professional services	16,322	11,728	31,917	22,881
Total net revenue	68,279	58,616	131,791	114,676
Cost of goods sold:
Products	5,206	6,751	10,432	13,317
Subscription and maintenance	8,827	7,804	16,935	15,441
Professional services	11,032	8,965	21,342	17,764
Total cost of goods sold	25,065	23,520	48,709	46,522
Gross profit	43,214	35,096	83,082	68,154
Gross profit margin	63.3%	59.9%	63.0%	59.4%
Operating expenses:
Product development	16,172	14,583	30,892	27,904
Sales and marketing	8,794	6,400	15,808	13,701
General and administrative	10,162	8,785	20,645	18,150
Depreciation of fixed assets	915	1,209	1,752	2,133
Amortization of internal-use software and intangibles	904	347	1,155	776
Other charges, net	2,037	210	2,587	969
Legal settlements	104	—	369	—
Total operating expense	39,088	31,534	73,208	63,633
Operating income	4,126	3,562	9,874	4,521
Other income (expense):
Interest income	1,095	1,227	2,877	2,328
Interest expense	(458)	—	(458)	—
Other income (expense), net	383	51	226	(109)
Income before taxes	5,146	4,840	12,519	6,740
Income tax (benefit) provision	3,782	295	(2,951)	647
Net income	$1,364	$4,545	$15,470	$6,093
Series A convertible preferred stock dividends	—	(459)	—	(918)
Net income attributable to common shareholders	$1,364	$4,086	$15,470	$5,175

Weighted average shares outstanding - basic	27,533	25,022	27,335	24,979

Net income per share - basic:	$0.05	$0.16	$0.57	$0.21

Weighted average shares outstanding - diluted	28,257	26,117	28,202	26,148

Net income per share - diluted:	$0.05	$0.16	$0.55	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	1,364	$4,545	15,470	$6,093
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	709	(579)	551	(56)
Total comprehensive income	$2,073	$3,966	$16,021	$6,037

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2024	2023

Operating activities
Net income	$15,470	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on asset disposals	21	—
Depreciation of fixed assets	1,752	2,133
Amortization of internal-use software and intangibles	1,155	776
Deferred income taxes	(7,634)	(389)
Share-based compensation	8,438	5,851
Changes in operating assets and liabilities	(11,514)	(8,994)
Net cash provided by operating activities	7,688	5,470
Investing activities
Cash paid for business combination, net of cash acquired	(144,945)	—
Capital expenditures	(1,520)	(6,002)
Additional investments in corporate-owned life insurance policies	—	(2)
Net cash used in investing activities	(146,465)	(6,004)
Financing activities
Payment of preferred stock dividends	—	(918)
Debt proceeds, net of issuance costs	49,655	—
Proceeds from Employee Stock Purchase Plan purchases	453	—
Repurchase of common shares to satisfy employee tax withholding	(1,428)	(3,868)
Principal payments under long-term obligations	—	(2)
Net cash provided by (used in) financing activities	48,680	(4,788)
Effect of exchange rate changes on cash	94	(107)
Net decrease in cash and cash equivalents	(90,003)	(5,429)
Cash and cash equivalents at beginning of period	144,891	112,842
Cash and cash equivalents at end of period	$54,888	$107,413

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2024	33,342	$10,003	(5,470)	$(1,642)	$98,277	$151,861	$(4,328)	$254,171
Share-based compensation	—	—	—	—	3,877	—	—	3,877
Shares issued upon exercise of SSARs	—	—	47	14	(14)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(2)	(1)	(311)	—	—	(312)
Other common stock issuances, net	—	—	23	7	446	—	—	453
Net income	—	—	—	—	—	1,364	—	1,364
Unrealized translation adjustments	—	—	—	—	—	—	709	709
Balance at September 30, 2024	33,342	$10,003	(5,402)	$(1,622)	$102,275	$153,225	$(3,619)	$260,262

	Three Months Ended September 30, 2023
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2023	31,607	$9,482	(6,255)	$(1,877)	$53,735	$53,853	$(3,507)	$111,686
Share-based compensation	—	—	—	—	2,534	—	—	2,534
Shares issued upon exercise of SSARs	—	—	40	12	(12)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(13)	(4)	(1,105)	—	—	(1,109)
Other common stock issuances, net	—	—	(8)	(2)	2	—	—	—
Net income	—	—	—	—	—	4,545	—	4,545
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(579)	(579)
Balance at September 30, 2023	31,607	$9,482	(6,236)	$(1,871)	$55,154	$57,939	$(4,086)	$116,618

	Six Months Ended September 30, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	8,727	—	—	8,727
Shares issued upon exercise of SSARs	—	—	545	164	(164)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(16)	(5)	(1,411)	—	—	(1,416)
Other common stock issuances, net	—	—	34	10	443	—	—	453
Net income	—	—	—	—	—	15,470	—	15,470
Unrealized translation adjustments	—	—	—	—	—	—	551	551
Balance at September 30, 2024	33,342	$10,003	(5,402)	$(1,622)	$102,275	$153,225	$(3,619)	$260,262

	Six Months Ended September 30, 2023
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	5,911	—	—	5,911
Shares issued upon exercise of SSARs	—	—	90	27	(27)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(50)	(15)	(3,707)	—	—	(3,722)
Other common stock issuances, net	—	—	4	1	(1)	—	—	—
Net income	—	—	—	—	—	6,093	—	6,093
Series A convertible preferred stock dividends	—	—	—	—	—	(918)	—	(918)
Unrealized translation adjustments	—	—	—	—	—	—	(56)	(56)
Balance at September 30, 2023	31,607	$9,482	(6,236)	$(1,871)	$55,154	$57,939	$(4,086)	$116,618

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

The Condensed Consolidated Balance Sheet as of September 30, 2024, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended September 30, 2024 and 2023, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $10.5 million and $12.6 million, and $20.4 million and $25.4 million for the three and six months ended September 30, 2024 and 2023, respectively. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $57.8 million and $46.0 million, and $111.4 million and $89.3 million for the three and six months ended September 30, 2024 and 2023, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the year was $12.7 million and $14.8 million for the three months ended September 30, 2024 and 2023, respectively, and $42.2 million and $36.9 million for the six months ended September 30, 2024, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $2.2 million and $1.9 million for the six months ended September 30, 2024, respectively.

Substantially all of our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of September 30, 2024 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $5.1 million and $4.1 million of capitalized sales incentive costs as of September 30, 2024 and 2023, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2024, we expensed $0.9 million and $1.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.9 million, respectively. During the comparable periods ending September 30, 2023, we expensed $0.9 million and $1.9 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.8 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2024	March 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$9,153	$7,330
Other	2,063	401
Total	$11,216	$7,731

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$12,973	$16,264
Income and indirect taxes payable	6,227	1,684
Other	3,115	1,574
Total	$22,315	$19,522

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2024	2023
Cash receipts for interest	$2,852	$1,948
Cash payments for interest	299	—
Cash payments for income tax, net	1,031	900
Cash payments for operating leases	2,278	2,376
Cash payments for finance leases	—	3
Accrued capital expenditures	66	227

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Income tax (benefit) provision	$3,782	$295	$(2,951)	$647
Effective tax rate	nm	6.1%	nm	9.6%

nm - not meaningful

For the three months ended September 30, 2024, income tax provision and the effective tax rate were primarily driven by activity in India and certain U.S. jurisdictions.

For the six months ended September 30, 2024, income tax (benefit) and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

For the three and six months ended September 30, 2023, income tax provision and the effective tax rate were primarily driven by activity within the foreign jurisdictions in which the company operates as valuation allowances were recorded against deferred tax assets in the U.S. and Canada. We released valuation allowances recorded against Canadian, U.S. Federal and certain state deferred tax assets in the period ending December 31, 2023.

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

As of September 30, 2024, we have an additional operating lease that has not yet commenced of approximately $0.9M. This operating lease will commence in fiscal year 2027 with a lease term of approximately 1.5 years.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$1,364	$4,545	$15,470	$6,093
Series A convertible preferred stock dividends	—	(459)	—	(918)
Net income attributable to common shareholders	$1,364	$4,086	$15,470	$5,175

Denominator:
Weighted average shares outstanding - basic	27,533	25,022	27,335	24,979
Dilutive SSARs	432	919	571	964
Dilutive unvested restricted shares	262	171	268	201
Dilutive unvested restricted stock units	30	5	28	4
Weighted average shares outstanding - diluted	28,257	26,117	28,202	26,148

Income per share - basic:	$0.05	$0.16	$0.57	$0.21
Income per share - diluted:	$0.05	$0.16	$0.55	$0.20

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	—	1,735	24	1,735

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 345,625 and 326,290 of restricted shares at September 30, 2024 and 2023, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

Diluted income per share includes the impact of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights (SSARs), restricted shares, restricted stock units, and preferred shares that are potentially dilutive securities.

9. Share-based Compensation

We may grant incentive stock options, non-qualified stock options, SSARs, restricted shares, restricted stock units, and performance shares under our shareholder-approved Amended and Restated 2024 Equity Incentive Plan (the 2024 Plan) for up to three million common shares, plus 237,080 common shares, the number of shares that were remaining for grant under the 2020 Equity Incentive Plan, as Amended and Restated (the 2020 Plan) as of the effective date of the 2024 Plan, plus the number of shares remaining for grant under the 2020 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of common shares available for issuance under the 2024 Plan is 3.2 million. We may also grant shares under our shareholder-approved Employee Stock Purchase Plan (the ESPP) for up to 0.5 million common shares.

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

The following table summarizes the share-based compensation expense for restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Product development	2,271	1,239	4,907	2,865
Sales and marketing	243	94	574	259
General and administrative	1,495	1,351	2,957	2,727
Total share-based compensation expense	4,009	2,684	8,438	5,851

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted during the six months ended September 30, 2024 and 2023.

The following table summarizes the activity during the six months ended September 30, 2024 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2024	1,297,339	$27.63
Granted	—	—
Exercised	(794,931)	32.51
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2024	502,408	$19.92	3.0	$44,740
Exercisable at September 30, 2024	502,408	$19.92	3.0	$44,740
Vested and expected to vest at September 30, 2024	502,408	$19.92	3.0	$44,740

As of September 30, 2024, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the six months ended September 30, 2024 for restricted shares granted under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2024	436,177	$65.52
Granted	37,349	106.81
Vested	(118,920)	48.02
Forfeited	(8,981)	73.88
Outstanding at September 30, 2024	345,625	$75.75

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of September 30, 2024, total unrecognized share-based compensation expense related to unvested restricted shares was $11.6 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Restricted Stock Units

We granted restricted stock units to our Chief Executive Officer, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during six months ended September 30, 2024 for restricted stock units awarded under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2024	56,547	$70.03
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2024	56,547	$70.03

As of September 30, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock units was $1.7 million, which is expected to be recognized over the weighted-average vesting period of 1.5 years.

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

	Offering Period Ended	Offering Period Ending
	June 30, 2024	December 31, 2024
Grant date fair value	$81.60	$103.43
Risk-free interest rate over contractual term	5.36%	4.91%
Expected term (in years)	0.41	0.50
Expected volatility	47.41%	40.93%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending December 31, 2024 totaled $0.2 million as of September 30, 2024.

As of September 30, 2024, there was $0.1 million in unrecognized share-based compensation expense related of the offering period ending December 31, 2024.

10. Debt

Revolving Credit Facility

On August 16, 2024 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25 million. On the Credit Agreement Closing Date, the Company drew $50 million on the Revolving Facility (the “Initial Revolving Loan”), the proceeds of which we used to fund the Business Combination as described in Note 11 below. We repaid $12 million of the principal balance in October 2024.

The Revolving Facility matures on August 16, 2027, the three-year anniversary of the Credit Agreement Closing Date, at which time any and all outstanding principal balance will be due and payable. The Company may voluntarily repay outstanding loans and terminate commitments under the Revolving Facility at any time without premium or penalty. There are no repayments required before August 16, 2027. Debt issuance costs relating to the Revolving Facility of $0.3 million, included in other non-current assets on our condensed consolidated balance sheet, amortize into interest expense over the three-year life of the Credit Agreement.

Our obligations under the Revolving Facility are guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”), subject to certain customary exceptions and limitations. Pursuant to a security and pledge agreement, dated as of the Credit Agreement Closing Date, among the Company, the Subsidiary Guarantors and the Agent, the Revolving Facility is secured by a first-priority lien on substantially all of the Company’s and the Subsidiary Guarantors’ present and future personal assets and intangible assets and the outstanding capital stock of the Company’s subsidiaries owned by the Company or any Subsidiary Guarantor, in each case, subject to certain customary exceptions and limitations.

The Initial Revolving Loan bears interest at the SOFR Daily Floating Rate (as defined in the Credit Agreement), plus an initial margin of 1.625%, which is subject to adjustment as of each fiscal quarter end within the ranges set forth in the Credit Agreement. We are to pay a commitment fee under the Revolving Facility in respect of any unutilized commitments thereunder, which is determined on a leverage-based sliding scale ranging from 0.225% to 0.325% per annum. The initial commitment fee is 0.275% subject to quarterly adjustment beginning with the fiscal quarter ending December 31, 2024. We record the commitment fee as a component of interest expense. Interest and commitment fees are payable quarterly.

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement.

11. Business Combination

On August 20, 2024 (the "Acquisition Date"), we acquired all the issued and outstanding shares of Book4Time Parent, Inc. (“Book4Time”), a hospitality software company based in Canada. Book4Time is now a wholly-owned subsidiary of Agilysys, Inc. The consolidated financial statements include the results of Book4Time’s operations since the Acquisition Date. The acquisition expands the opportunity to increase our solutions-per-customer globally.

The purchase price consisted of $147.2 million of cash paid at closing, funded from cash on hand and the proceeds of the Initial Revolving Loan, partially offset by $2.3 million of Book4Time’s cash received in the acquisition resulting in net cash consideration of $144.9 million. We allocated the purchase price for Book4Time to the intangible and certain tangible assets acquired and certain liabilities assumed based on their estimated fair values on the Acquisition Date, with the remaining unallocated purchase price recorded as goodwill. We determined the fair values assigned to identifiable intangible assets acquired primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Book4Time:

(In thousands)	Total
Components of Purchase Price:
Cash	$147,181
Total Purchase Price	$147,181

Allocation of Purchase Price:
Accounts receivable, net	$1,623
Other current assets, including cash acquired	4,390
Other assets	623
Current and other liabilities	(3,018)
Deferred tax liabilities	(11,825)
Contract liabilities	(9,324)
Net tangible assets (liabilities)	(17,531)
Identifiable intangible assets:
Customer relationships	35,000
Non-competition agreements	8,100
Developed technology	2,600
Trade name	17,100
Total identifiable intangible assets	62,800
Goodwill	101,912
Total purchase price allocation	$147,181

We assigned the acquired customer relationships, non-competition agreements, developed technology, and trade name estimated useful lives of 20 years, three years, five years, and 15 years, respectively, with a weighted average useful life of approximately 15.8 years. The identifiable intangible assets acquired amortize on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

The goodwill recognized in the Book4Time purchase price allocation is attributable to synergies in products and technologies to serve a broader customer base, and the addition of a skilled, assembled workforce, which is not separable from goodwill under FASB Accounting Standards Codification 805. As part of the acquisition, the Company acquired fully trained personnel thereby avoiding the expenditure that would have been required to hire and train equivalent personnel. We considered the replacement cost method as most appropriate for the assembled workforce valuation. We valued the assembled workforce included in goodwill at $1.5 million. The total goodwill recognized in the acquisition amounted to $101.9 million, which is not deductible for income tax purposes.

As of the Acquisition Date, we recorded current liabilities of $1.5 million for uncertain tax positions, including estimated penalties and interest, we identified during the acquisition. We recorded a related indemnification asset of $1.5 million in current assets covered by funds held in escrow under the terms of the share purchase agreement and escrow agreement we entered into with the sellers of Book4Time.

We have prepared the Book4Time purchase price allocation on a preliminary basis. Changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the Acquisition Date). The primary areas that remain preliminary include, but are not limited to, intangible assets including the initial assumptions used in their estimates of fair values and their respective estimated useful lives, income taxes, and residual goodwill.

The Company recognized acquisition costs of $2.0 million related to the acquisition of Book4Time, consisting primarily of professional fees, during the three months ended September 30, 2024. The consolidated statement of operations includes these costs in other charges.

Revenue attributable to Book4Time included in our condensed consolidated statement of operations for the three months ended September 30, 2024 was $2.2 million. Net income (loss) was not material.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Agilysys and Book4Time, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2023 or of results that may occur in the future.

The following unaudited pro forma financial information for the three- and six-month periods ended September 30, 2024 and September 30, 2023, combines the historical results of Agilysys and of Book4Time, as converted to U.S. GAAP, for the respective periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
(In thousands)	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$70,783	$62,484	$138,737	$122,229
Net income (loss)	$1,551	$2,168	$12,758	$(1,235)

We based the foregoing pro forma results on estimates and assumptions that we believe are reasonable. The pro forma results include adjustments primarily related to purchase accounting. We included acquisition costs and other non-recurring charges incurred in the earliest period presented.

12. Preferred Stock

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

Overview

Recent Developments

Macroeconomic Conditions

During the three and six months ended September 30, 2024, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, political unrest, armed conflicts, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Book4Time

On August 20, 2024, we acquired Book4Time Parent, Inc. (“Book4Time”), the global leader in spa management SaaS software, as further described in Note 11, “Business Combination”, to our condensed consolidated financial statements included under Part I, Item 1 of this quarterly report. The cash consideration for the acquisition totaled $147.2 million of net cash, partially funded by a credit agreement (the “Credit Agreement”) we entered into on August 16, 2024 (the “Credit Agreement Closing Date”), with the lenders party thereto and Bank of America, N.A., as lender and administrative agent, as further described in Note 10, “Debt”, to our condensed consolidated financial statements included under Part I, Item 1 of this quarterly report.

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

Results of Operations

Second Fiscal Quarter 2025 Compared to Second Fiscal Quarter 2024

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (decrease)
(In thousands)	2024	2023	$	%
Net revenue:
Products	$10,525	$12,640	$(2,115)	(16.7)%
Subscription and maintenance	41,432	34,248	7,184	21.0%
Professional services	16,322	11,728	4,594	39.2%
Total net revenue	68,279	58,616	9,663	16.5%
Cost of goods sold:
Products	5,206	6,751	(1,545)	(22.9)%
Subscription and maintenance	8,827	7,804	1,023	13.1%
Professional services	11,032	8,965	2,067	23.1%
Total cost of goods sold	25,065	23,520	1,545	6.6%
Gross profit	$43,214	$35,096	$8,118	23.1%
Gross profit margin	63.3%	59.9%
Operating expenses:
Product development	$16,172	$14,583	$1,589	10.9%
Sales and marketing	8,794	6,400	2,394	37.4%
General and administrative	10,162	8,785	1,377	15.7%
Depreciation of fixed assets	915	1,209	(294)	nm
Amortization of internal-use software and intangibles	904	347	557	160.5%
Other charges, net	2,037	210	1,827	nm
Legal settlements	104	—	104	nm
Operating income	$4,126	$3,562	$564	15.8%
Operating income percentage	6.0%	6.1%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended September 30,
	2024	2023
Net revenue:
Products	15.4%	21.6%
Subscription and maintenance	60.7	58.4
Professional services	23.9	20.0
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.6%	11.5%
Subscription and maintenance	12.9	13.3
Professional services	16.2	15.3
Total cost of goods sold	36.7%	40.1%
Gross profit	63.3%	59.9%
Operating expenses:
Product development	23.7%	24.9%
Sales and marketing	12.9	10.9
General and administrative	14.9	15.0
Depreciation of fixed assets	1.3	2.1
Amortization of internal-use software and intangibles	1.3	0.6
Other charges, net	3.0	0.3
Legal settlements	0.2	—
Operating income	6.0%	6.1%

Net revenue. Total net revenue increased $9.7 million, or 16.5%, during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. Products revenue decreased $2.1 million, or 16.7%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $7.2 million, or 21.0%, compared to the second quarter of fiscal 2024 driven by continued growth in subscription-based service revenue including $2.1 million in Book4Time subscription-based revenue. Total subscription revenue, including Book4Time subscription revenue, increased 36.6% during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. Professional services revenue increased $4.6 million, or 39.2%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $8.1 million, or 23.1%, during the second quarter of fiscal 2025 and total gross profit margin increased from 59.9% to 63.3% compared to the second quarter of fiscal 2024 driven by changes in the composition of revenue by category. Products gross profit decreased $0.6 million, or 9.7%, and products gross profit margin increased from 46.6% to 50.5% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $6.2 million, or 23.3%, and gross profit margin increased from 77.2% to 78.7% as revenue increases outpaced variable costs as a result of certain cost control measures. Professional services gross profit increased $2.5 million, or 91.5%, and gross profit margin increased from 23.6% to 32.4% reflecting improved utilization rates from efficiency gains on multi-solution implementations and revenue associated with a large development service contract.

Operating Expenses

Operating expenses, excluding other charges, net and legal settlements, increased $5.6 million, or 18.0%, during the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024.

Product development. Product development increased $1.6 million, or 10.9%, in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $2.4 million, or 37.4%, in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 due to hiring and increased compensation rates across our sales teams along with higher volume of marketing event and trade show activity.

General and administrative. General and administrative increased $1.4 million, or 15.7%, in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 due to investments in our information security and information technology infrastructure and increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.3 million, or 24.3%, in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 due to the timing of assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $0.6 million, or 160.5%, in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other charges, net. Other charges, net consist of losses on asset disposals, severance costs and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other income (expense)

	Three Months Ended September 30,		Favorable (unfavorable)
(In thousands)	2024	2023	$	%
Other income (expense):
Interest income	$1,095	$1,227	$(132)	(10.8)%
Interest expense	(458)	—	(458)	nm
Other income, net	383	51	332	nm
Total other income, net	$1,020	$1,278	$(258)	(20.2)%

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other (expense), net. Other (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three Months Ended September 30,		Favorable (unfavorable)
(In thousands)	2024	2023	$	%
Income tax provision	$3,782	$295	$(3,487)	nm
Effective tax rate	nm	6.1%

nm - not meaningful

For the three months ended September 30, 2023, income tax provision and the effective tax rate were primarily driven by activity within the foreign jurisdictions in which the company operates as valuation allowances were recorded against deferred tax assets in the U.S. and Canada. We released valuation allowances recorded against Canadian, U.S. Federal and certain state deferred tax assets in the period ending December 31, 2023.

For the three months ended September 30, 2024, income tax provision and the effective tax rate were primarily driven by activity in the U.S. and India.

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

Results of Operations

First Half Fiscal 2025 Compared to First Half Fiscal 2024

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,		Increase (decrease)
(In thousands)	2024	2023	$	%
Net revenue:
Products	$20,400	$25,422	$(5,022)	(19.8)%
Subscription and maintenance	79,474	66,373	13,101	19.7%
Professional services	31,917	22,881	9,036	39.5%
Total net revenue	131,791	114,676	17,115	14.9%
Cost of goods sold:
Products	10,432	13,317	(2,885)	(21.7)%
Subscription and maintenance	16,935	15,441	1,494	9.7%
Professional services	21,342	17,764	3,578	20.1%
Total cost of goods sold	48,709	46,522	2,187	4.7%
Gross profit	$83,082	$68,154	$14,928	21.9%
Gross profit margin	63.0%	59.4%
Operating expenses:
Product development	$30,892	$27,904	$2,988	10.7%
Sales and marketing	15,808	13,701	2,107	15.4%
General and administrative	20,645	18,150	2,495	13.7%
Depreciation of fixed assets	1,752	2,133	(381)	(17.9)%
Amortization of internal-use software and intangibles	1,155	776	379	48.8%
Other charges, net	2,587	969	1,618	167.0%
Legal settlements	369	—	369	nm
Operating income	$9,874	$4,521	$5,353	118.4%
Operating income percentage	7.5%	3.9%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six Months Ended September 30,
	2024	2023
Net revenue:
Products	15.5%	22.1%
Subscription and maintenance	60.3	57.9
Professional services	24.2	20.0
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.9%	11.6%
Subscription and maintenance	12.8	13.5
Professional services	16.3	15.5
Total cost of goods sold	37.0%	40.6%
Gross profit	63.0%	59.4%
Operating expenses:
Product development	23.4%	24.3%
Sales and marketing	12.0	11.9
General and administrative	15.7	15.8
Depreciation of fixed assets	1.3	1.9
Amortization of internal-use software and intangibles	0.9	0.7
Other charges, net	2.0	0.9
Legal settlements	0.2	—
Operating income	7.5%	3.9%

Net revenue. Total net revenue increased $17.1 million, or 14.9%, during the first half of fiscal 2025 compared to the first half of fiscal 2024. Products revenue decreased $5.0 million, or 19.8%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $13.1 million, or 19.7%, compared to the first half of fiscal 2024 driven by continued growth in subscription-based service revenue including $2.1 million in Book4Time subscription-based service revenue. Total subscription revenue, including Book4Time subscription revenue, increased 34.4% during the first half of fiscal 2025 compared to the first half of fiscal 2024. Professional services revenue increased $9.0 million, or 39.5%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $14.9 million, or 21.9%, during the first half of fiscal 2025 and total gross profit margin increased from 59.4% to 63.0% compared to the first half of fiscal 2024 driven by changes in the composition of revenue by category. Products gross profit decreased $2.1 million, or 17.7%, and products gross profit margin increased from 47.6% to 48.9% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $11.6 million, or 22.8%, and gross profit margin increased from 76.7% to 78.7% as revenue increases outpaced variable costs as a result of certain cost control measures. Professional services gross profit increased $5.5 million, or 106.7% and gross profit margin increased from 22.4% to 33.1% reflecting improved utilization rates from efficiency gains on multi-solution implementations and revenue associated with a large development service contract.

Operating Expenses

Operating expenses, excluding other charges, net and legal settlements, increased $7.6 million, or 12.1%, during the first half of fiscal 2025 compared with the first half of fiscal 2024.

Product development. Product development increased $3.0 million, or 10.7%, in the first half of fiscal 2025 compared with the first half of fiscal 2024 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $2.1 million, or 15.4%, in the first half of fiscal 2025 compared with the first half of fiscal 2024 due to hiring and increased compensation rates across our sales teams along with higher volume of marketing event and trade show activity.

General and administrative. General and administrative increased $2.5 million, or 13.7%, in the first half of fiscal 2025 compared with the first half of fiscal 2024 due to investments in our information security and information technology infrastructure, increased compensation rates across our administrative teams and, during the quarter ended June 30, 2024, payroll taxes associated with certain exercises of stock-settled appreciation rights.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.4 million, or 17.9%, in the first half of fiscal 2025 compared with the first half of fiscal 2024 due to the timing of assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $0.4 million, or 48.8%, in the first half of fiscal 2025 compared with the first half of fiscal 2024 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other charges, net. Other charges, net consist of losses on asset disposals, severance costs and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other income (expense)

	Six Months Ended September 30,		(Unfavorable) favorable
(In thousands)	2024	2023	$	%
Other income (expense):
Interest income	$2,877	$2,328	$(549)	nm
Interest expense	(458)	—	458	nm
Other income (expense), net	226	(109)	(335)	nm
Total other income (expense), net	$2,645	$2,219	$(426)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other (expense), net. Other (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Six Months Ended September 30,		(Unfavorable) favorable
(In thousands)	2024	2023	$	%
Income tax (benefit) provision	$(2,951)	$647	$3,598	nm
Effective tax rate	nm	9.6%

nm - not meaningful

For the six months ended September 30, 2023, income tax provision and the effective tax rate were primarily driven by activity within the foreign jurisdictions in which the company operates as valuation allowances were recorded against deferred tax assets in the U.S. and Canada. We released valuation allowances recorded against Canadian, U.S. Federal and certain state deferred tax assets in the period ending December 31, 2023.

For the six months ended September 30, 2024, income tax (benefit) and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

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

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

Our cash requirements consist primarily of working capital needs, capital expenditures, and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space and our Credit Agreement.

The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25 million. On the Credit Agreement Closing Date, we drew $50 million on the Revolving Facility, the proceeds of which we used to fund the Business Combination described below.

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions, including $144.9 million of net cash, partially funded by our Revolving Facility, during the six months ended September 30, 2024, to complete the acquisition of Book4Time. We completed no business combinations during the six months ended September 30, 2023.

At September 30, 2024, 100% of our cash and cash equivalents, of which 89% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $54.9 million as of September 30, 2024, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$7,688	$5,470
Investing activities	(146,465)	(6,004)
Financing activities	48,680	(4,788)
Effect of exchange rate changes on cash	94	(107)
Decrease in cash	$(90,003)	$(5,429)

Cash flow provided by operating activities. Due to cash-based earnings of $19.2 million and a decrease of $11.5 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $15.5 million and $3.7 million of non-cash adjustments.

Cash flow used in investing activities. Consists primarily of $144.9 million in cash paid for business combination, net of cash acquired, and property and equipment purchases, which decreased during the six months ended September 30, 2024 compared to the six months ended September 30, 2023 due primarily to leasehold improvements and equipment purchases for our new office lease in Chennai, India during the six months ended September 30, 2023.

Cash flow provided by financing activities. Consists primarily of $49.7 million in debt proceeds, net of issuance costs, and a reduction from $3.9 million to $1.4 million in the repurchase of shares to satisfy employee tax withholding on share-based compensation and a reduction from $0.9 million to zero in preferred stock dividend payments during the respective periods.

Contractual Obligations

As of September 30, 2024, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Credit Agreement, dated August 16, 2024, by and among Agilysys, Inc., the lender parties thereto, and Bank of America, N.A., as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Treasurer.

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

*

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	October 28, 2024	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)