Form 10-Q
period 2024-12-31
AGILYSYS INC
filed 2025-01-21
CIK 78749

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 17, 2025, the registrant had 27,963,988 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2024 (Unaudited)	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$60,761	$144,891
Accounts receivable, net of allowance for expected credit losses of $937 and $974, respectively	49,275	29,441
Contract assets	4,016	2,287
Inventories	6,360	4,587
Prepaid expenses and other current assets	10,798	7,731
Total current assets	131,210	188,937
Property and equipment, net	16,872	17,930
Operating lease right-of-use assets	17,017	18,384
Goodwill	128,544	32,791
Intangible assets, net	73,539	16,952
Deferred income taxes, non-current	68,041	67,373
Other non-current assets	8,638	8,063
Total assets	$443,861	$350,430
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,684	$9,422
Contract liabilities	80,338	56,148
Accrued liabilities	17,497	19,522
Operating lease liabilities, current	5,431	4,279
Total current liabilities	114,950	89,371
Deferred income taxes, non-current	11,540	554
Operating lease liabilities, non-current	17,469	19,613
Debt, non-current	38,000	—
Other non-current liabilities	5,111	4,415
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 27,961,890 and 27,376,862 shares outstanding at December 31, 2024 and March 31, 2024, respectively	10,003	10,003
Treasury shares, 5,380,398 and 5,965,426 at December 31, 2024 and March 31, 2024, respectively	(1,616)	(1,791)
Capital in excess of stated value	105,017	94,680
Retained earnings	157,055	137,755
Accumulated other comprehensive loss	(13,668)	(4,170)
Total shareholders' equity	256,791	236,477
Total liabilities and shareholders' equity	$443,861	$350,430

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2024	2023	2024	2023
Net revenue:
Products	$10,677	$12,678	$31,077	$38,100
Subscription and maintenance	44,379	35,107	123,853	101,481
Professional services	14,505	12,781	46,422	35,662
Total net revenue	69,561	60,566	201,352	175,243
Cost of goods sold:
Products	5,550	6,707	15,982	20,023
Subscription and maintenance	9,531	7,371	26,466	22,812
Professional services	10,625	8,664	31,967	26,428
Total cost of goods sold	25,706	22,742	74,415	69,263
Gross profit	43,855	37,824	126,937	105,980
Gross profit margin	63.0%	62.5%	63.0%	60.5%
Operating expenses:
Product development	14,971	14,551	45,863	42,455
Sales and marketing	9,013	6,137	24,822	19,838
General and administrative	9,536	9,057	30,181	27,207
Depreciation of fixed assets	985	909	2,738	3,042
Amortization of internal-use software and intangibles	1,622	343	2,777	1,120
Other (gains) charges, net	(12)	(924)	2,576	45
Legal settlements	330	—	699	—
Total operating expense	36,445	30,073	109,656	93,707
Operating income	7,410	7,751	17,281	12,273
Other income (expense):
Interest income	416	1,252	3,293	3,580
Interest expense	(657)	—	(1,116)	—
Other income (expense), net	574	95	804	(15)
Income before taxes	7,743	9,098	20,262	15,838
Income tax provision (benefit)	3,913	(68,043)	962	(67,396)
Net income	$3,830	$77,141	$19,300	$83,234
Series A convertible preferred stock dividends	—	(286)	—	(1,204)
Net income attributable to common shareholders	$3,830	$76,855	$19,300	$82,030

Weighted average shares outstanding - basic	27,667	25,808	27,446	25,256

Net income per share - basic:	$0.14	$2.98	$0.70	$3.25

Weighted average shares outstanding - diluted	28,314	26,979	28,248	26,463

Net income per share - diluted:	$0.14	$2.85	$0.68	$3.10

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Net income	3,830	$77,141	19,300	$83,234
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(10,049)	187	(9,498)	131
Total comprehensive (loss) income	$(6,219)	$77,328	$9,802	$83,365

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2024	2023

Operating activities
Net income	$19,300	$83,234
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on asset disposals	24	(1,145)
Depreciation of fixed assets	2,738	3,042
Amortization of internal-use software and intangibles	2,777	1,120
Deferred income taxes	(980)	(66,506)
Share-based compensation	12,656	9,489
Changes in operating assets and liabilities	(8,539)	(10,855)
Net cash provided by operating activities	27,976	18,379
Investing activities
Cash paid for business combination, net of cash acquired	(144,945)	—
Capital expenditures	(2,082)	(7,658)
Additional investments in corporate-owned life insurance policies	(27)	(2)
Net cash used in investing activities	(147,054)	(7,660)
Financing activities
Payment of preferred stock dividends	—	(1,663)
Debt proceeds, net of issuance costs	49,646	—
Debt repayments	(12,000)	—
Proceeds from Employee Stock Purchase Plan purchases	453	—
Repurchase of common shares to satisfy employee tax withholding	(2,848)	(5,734)
Principal payments under long-term obligations	—	(2)
Net cash provided by (used in) financing activities	35,251	(7,399)
Effect of exchange rate changes on cash	(303)	38
Net (decrease) increase in cash and cash equivalents	(84,130)	3,358
Cash and cash equivalents at beginning of period	144,891	112,842
Cash and cash equivalents at end of period	$60,761	$116,200

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended December 31, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2024	33,342	$10,003	(5,402)	$(1,622)	$102,275	$153,225	$(3,619)	$260,262
Share-based compensation	—	—	—	—	4,173	—	—	4,173
Shares issued upon exercise of SSARs	—	—	36	11	(11)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(12)	(4)	(1,421)	—	—	(1,425)
Other common stock issuances, net	—	—	(2)	(1)	1	—	—	—
Net income	—	—	—	—	—	3,830	—	3,830
Unrealized translation adjustments	—	—	—	—	—	—	(10,049)	(10,049)
Balance at December 31, 2024	33,342	$10,003	(5,380)	$(1,616)	$105,017	$157,055	$(13,668)	$256,791

	Three Months Ended December 31, 2023
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2023	31,607	$9,482	(6,236)	$(1,871)	$55,154	$57,939	$(4,086)	$116,618
Share-based compensation	—	—	—	—	3,488	—	—	3,488
Shares issued upon exercise of SSARs	—	—	93	28	(28)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(22)	(7)	(1,868)	—	—	(1,875)
Other common stock issuances, net	—	—	173	52	(52)	—	—	—
Net income	—	—	—	—	—	77,141	—	77,141
Conversion of Series A preferred stock	1,735	521	—	—	34,479	—	—	35,000
Series A convertible preferred stock dividends	—	—	—	—	—	(286)	—	(286)
Unrealized translation adjustments	—	—	—	—	—	—	187	187
Balance at December 31, 2023	33,342	$10,003	(5,992)	$(1,798)	$91,173	$134,794	$(3,899)	$230,273

	Nine Months Ended December 31, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	12,900	—	—	12,900
Shares issued upon exercise of SSARs	—	—	581	175	(175)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(28)	(9)	(2,832)	—	—	(2,841)
Other common stock issuances, net	—	—	32	9	444	—	—	453
Net income	—	—	—	—	—	19,300	—	19,300
Unrealized translation adjustments	—	—	—	—	—	—	(9,498)	(9,498)
Balance at December 31, 2024	33,342	$10,003	(5,380)	$(1,616)	$105,017	$157,055	$(13,668)	$256,791

	Nine Months Ended December 31, 2023
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	9,399	—	—	9,399
Shares issued upon exercise of SSARs	—	—	183	55	(55)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(72)	(22)	(5,575)	—	—	(5,597)
Other common stock issuances, net	—	—	177	53	(53)	—	—	—
Net income	—	—	—	—	—	83,234	—	83,234
Conversion of Series A preferred stock	1,735	521	—	—	34,479	—	—	35,000
Series A convertible preferred stock dividends	—	—	—	—	—	(1,204)	—	(1,204)
Unrealized translation adjustments	—	—	—	—	—	—	131	131
Balance at December 31, 2023	33,342	$10,003	(5,992)	$(1,798)	$91,173	$134,794	$(3,899)	$230,273

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

The Condensed Consolidated Balance Sheet as of December 31, 2024, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended December 31, 2024 and 2023 and the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively with early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 applies to entities with a single reportable segment. Annual disclosures are required for fiscal years beginning after December 15, 2023 or our fiscal 2025, and subsequent interim periods. Retrospective application is required for all prior periods presented with early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $10.7 million and $12.7 million, and $31.1 million and $38.1 million for the three and nine months ended December 31, 2024 and 2023, respectively. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $58.9 million and $47.9 million, and $170.3 million and $137.1 million for the three and nine months ended December 31, 2024 and 2023, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the year was $10.6 million and $12.0 million for the three months ended December 31, 2024 and 2023, respectively, and $52.8 million and $48.9 million for the nine months ended December 31, 2024 and 2023, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.2 million for the three months ended December 31, 2023, and $2.2 million and $2.1 million for the nine months ended December 31, 2024 and 2023, respectively.

Substantially all of our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of December 31, 2024 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $5.5 million and $4.3 million of capitalized sales incentive costs as of December 31, 2024 and 2023, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and nine months ended December 31, 2024, we expensed $1.0 million and $2.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.5 million and $1.3 million, respectively. During the comparable periods ending December 31, 2023, we expensed $1.0 million and $2.9 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $1.2 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	December 31, 2024	March 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$8,768	$7,330
Other	2,030	401
Total	$10,798	$7,731

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$12,521	$16,264
Income and indirect taxes payable	2,783	1,684
Other	2,193	1,574
Total	$17,497	$19,522

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2024	2023
Cash receipts for interest	$3,181	$3,191
Cash payments for interest	955	—
Cash payments for income tax, net	1,566	1,246
Cash payments for operating leases	3,843	3,684
Cash payments for finance leases	—	4
Accrued capital expenditures	17	114

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Income tax provision (benefit)	$3,913	$(68,043)	$962	$(67,396)
Effective tax rate	50.5%	nm	4.7%	nm

nm - not meaningful

For the three months ended December 31, 2024, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, global intangible low-taxed income (GILTI) and the mix of earnings in the U.S. and India.

For the nine months ended December 31, 2024, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

For the three and nine months ended December 31, 2023, income tax provision and the effective tax rate were primarily driven by the release of valuation allowances recorded against deferred tax assets in the U.S. and Canada.

Our India subsidiary operates in a “Special Economic Zone (SEZ)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the three and nine months ended December 31, 2024, we recorded $0.5 million of employee retention credits received in cash as other (gains) charges, net, in the condensed consolidated statements of operations.

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

As of December 31, 2024, we have additional operating leases that have not yet commenced of approximately $1.9 million. These leases are expected to commence in fiscal year 2025 and in fiscal year 2027 with initial lease terms of approximately 1.5 to 5 years, respectively.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$3,830	$77,141	$19,300	$83,234
Series A convertible preferred stock dividends	—	(286)	—	(1,204)
Net income attributable to common shareholders	$3,830	$76,855	$19,300	$82,030

Denominator:
Weighted average shares outstanding - basic	27,667	25,808	27,446	25,256
Dilutive SSARs	399	920	514	951
Dilutive unvested restricted shares	204	223	248	239
Dilutive unvested restricted stock units	44	28	40	17
Weighted average shares outstanding - diluted	28,314	26,979	28,248	26,463

Income per share - basic:	$0.14	$2.98	$0.70	$3.25
Income per share - diluted:	$0.14	$2.85	$0.68	$3.10

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	136	89	136	30

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 248,704 and 454,336 of restricted shares at December 31, 2024 and 2023, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

Diluted income per share includes the impact of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights (SSARs), restricted shares, and restricted stock units that are potentially dilutive securities.

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

The following table summarizes the share-based compensation expense for grants included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Product development	2,293	1,878	7,199	4,743
Sales and marketing	541	228	1,115	487
General and administrative	1,384	1,532	4,342	4,259
Total share-based compensation expense	4,218	3,638	12,656	9,489

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted during the nine months ended December 31, 2024 and 2023.

The following table summarizes the activity during the nine months ended December 31, 2024 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2024	1,297,339	$27.63
Granted	—	—
Exercised	(838,104)	31.86
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2024	459,235	$19.91	2.8	$51,342
Exercisable at December 31, 2024	459,235	$19.91	2.8	$51,342
Vested and expected to vest at December 31, 2024	459,235	$19.91	2.8	$51,342

As of December 31, 2024, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the nine months ended December 31, 2024 for restricted shares granted under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2024	436,177	$65.52
Granted	37,349	106.81
Vested	(213,436)	60.20
Forfeited	(11,386)	74.94
Outstanding at December 31, 2024	248,704	$75.84

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of December 31, 2024, total unrecognized share-based compensation expense related to unvested restricted shares was $8.9 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during nine months ended December 31, 2024 for restricted stock units awarded under the 2020 and 2024 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2024	56,547	$70.03
Granted	135,777	137
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	192,324	$117.64

As of December 31, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock units was $18.7 million, which is expected to be recognized over the weighted-average vesting period of 2.7 years.

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

	Offering Period Ended	Offering Period Ended
	June 30, 2024	December 31, 2024
Grant date fair value	$81.60	$103.43
Risk-free interest rate over contractual term	5.36%	4.91%
Expected term (in years)	0.41	0.50
Expected volatility	47.41%	40.93%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ended December 31, 2024 totaled $0.5 million as of December 31, 2024.

As of December 31, 2024, there was no unrecognized share-based compensation expense related to the offering period ended December 31, 2024.

10. Debt

Revolving Credit Facility

On August 16, 2024 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. On the Credit Agreement Closing Date, the Company drew $50.0 million on the Revolving Facility (the “Initial Revolving Loan”), the proceeds of which we used to fund the Business Combination as described in Note 11 below. We repaid $12.0 million and $14.0 million of the principal balance in October 2024 and January 2025, respectively.

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

The Initial Revolving Loan bears interest at the SOFR Daily Floating Rate (as defined in the Credit Agreement), plus an initial margin of 1.625%, which is subject to adjustment as of each fiscal quarter end within the ranges set forth in the Credit Agreement. We are to pay a commitment fee under the Revolving Facility in respect of any unutilized commitments thereunder, which is determined on a leverage-based sliding scale ranging from 0.225% to 0.325% per annum. The initial commitment fee is 0.275% subject to quarterly adjustment. We record the commitment fee as a component of interest expense. Interest and commitment fees are payable quarterly.

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

The Company recognized acquisition costs of $1.9 million related to the acquisition of Book4Time, consisting primarily of professional fees, during the nine months ended December 31, 2024. The consolidated statement of operations includes these costs in other (gains) charges, net.

Revenue attributable to Book4Time included in our condensed consolidated statement of operations was $4.6 million and $6.8 million for the three and nine months ended December 31, 2024, respectively. Net income (loss) was not material.

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

The following unaudited pro forma financial information for the three- and nine-month periods ended December 31, 2024 and December 31, 2023, combines the historical results of Agilysys and of Book4Time, as converted to U.S. GAAP, for the respective periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
(In thousands)	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Revenue	$69,561	$64,775	$208,298	$187,004
Net income (loss)	$3,830	$75,063	$16,588	$73,828

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

Overview

Recent Developments

Macroeconomic Conditions

During the three and nine months ended December 31, 2024, global macroeconomic and geopolitical conditions were, and continue to be, influenced by a number of factors, including, but not limited to, political unrest, armed conflicts, foreign currency fluctuations, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

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

Results of Operations

Third Fiscal Quarter 2025 Compared to Third Fiscal Quarter 2024

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Increase (decrease)
(In thousands)	2024	2023	$	%
Net revenue:
Products	$10,677	$12,678	$(2,001)	(15.8)%
Subscription and maintenance	44,379	35,107	9,272	26.4%
Professional services	14,505	12,781	1,724	13.5%
Total net revenue	69,561	60,566	8,995	14.9%
Cost of goods sold:
Products	5,550	6,707	(1,157)	(17.3)%
Subscription and maintenance	9,531	7,371	2,160	29.3%
Professional services	10,625	8,664	1,961	22.6%
Total cost of goods sold	25,706	22,742	2,964	13.0%
Gross profit	$43,855	$37,824	$6,031	15.9%
Gross profit margin	63.0%	62.5%
Operating expenses:
Product development	$14,971	$14,551	$420	2.9%
Sales and marketing	9,013	6,137	2,876	46.9%
General and administrative	9,536	9,057	479	5.3%
Depreciation of fixed assets	985	909	76	8.4%
Amortization of internal-use software and intangibles	1,622	343	1,279	nm
Other (gains) charges, net	(12)	(924)	912	nm
Legal settlements	330	—	330	nm
Operating income	$7,410	$7,751	$(341)	(4.4)%
Operating income percentage	10.7%	12.8%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended December 31,
	2024	2023
Net revenue:
Products	15.3%	20.9%
Subscription and maintenance	63.8	58.0
Professional services	20.9	21.1
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	8.0%	11.0%
Subscription and maintenance	13.7	12.2
Professional services	15.3	14.3
Total cost of goods sold	37.0%	37.5%
Gross profit	63.0%	62.5%
Operating expenses:
Product development	21.5%	24.0%
Sales and marketing	13.0	10.1
General and administrative	13.7	15.0
Depreciation of fixed assets	1.4	1.5
Amortization of internal-use software and intangibles	2.3	0.6
Other (gains) charges, net	—	(1.5)
Legal settlements	0.4	—
Operating income	10.7%	12.8%

Net revenue. Total net revenue increased $9.0 million, or 14.9%, during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. Products revenue decreased $2.0 million, or 15.8%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $9.3 million, or 26.4%, compared to the third quarter of fiscal 2024 driven by continued growth in subscription-based service revenue including service to Book4Time customers. Total subscription revenue increased 45.1% during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. Professional services revenue increased $1.7 million, or 13.5%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $6.0 million, or 15.9%, during the third quarter of fiscal 2025 and total gross profit margin increased from 62.5% to 63.0% compared to the third quarter of fiscal 2024 driven by changes in the composition of revenue by category. Products gross profit decreased $0.8 million, or 14.1%, and products gross profit margin increased from 47.1% to 48.0% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $7.1 million, or 25.6%, and gross profit margin decreased from 79.0% to 78.5% as variable costs increased ahead of related revenue. Professional services gross profit decreased $0.2 million, or 5.8%, and gross profit margin decreased from 32.2% to 26.7% reflecting lower utilization rates due to higher non-billable hours on new, more complex solution implementations over the comparable three-month periods and customer delays on certain projects.

Operating Expenses

Operating expenses, excluding other (gains) charges, net, and legal settlements, increased $5.1 million, or 16.5%, during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024.

Product development. Product development increased $0.4 million, or 2.9%, in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $2.9 million, or 46.9%, in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024 due to hiring and increased compensation rates across our sales teams, sales team additions from the Book4Time acquisition, and higher volume of marketing event and trade show activity.

General and administrative. General and administrative increased $0.5 million, or 5.3%, in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024 due to ongoing investments in our information security and information technology infrastructure and increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets increased $0.1 million, or 8.4%, in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024 due to the addition of fixed assets.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $1.3 million in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other (gains) charges, net. Other (gains) charges, net, consist of (gains) losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of certain customer and employment settlements and other business-related matters.

Other income (expense)

	Three Months Ended December 31,		Favorable (unfavorable)
(In thousands)	2024	2023	$	%
Other income (expense):
Interest income	$416	$1,252	$(836)	(66.8)%
Interest expense	(657)	—	(657)	nm
Other income, net	574	95	479	nm
Total other income (expense), net	$333	$1,347	$(1,014)	(75.3)%

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income, net. Other income, net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Three Months Ended December 31,		Favorable (unfavorable)
(In thousands)	2024	2023	$	%
Income tax provision (benefit)	$3,913	$(68,043)	$(71,956)	nm
Effective tax rate	50.5%	nm

nm - not meaningful

For the three months ended December 31, 2024, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, GILTI and the mix of earnings in the U.S. and India.

For the three months ended December 31, 2023, income tax (benefit) and the effective tax rate were primarily driven by the release of valuation allowances recorded against deferred tax assets in the U.S. and Canada.

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

Results of Operations

First Nine Months of Fiscal 2025 Compared to First Nine Months of Fiscal 2024

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,		Increase (decrease)
(In thousands)	2024	2023	$	%
Net revenue:
Products	$31,077	$38,100	$(7,023)	(18.4)%
Subscription and maintenance	123,853	101,481	22,372	22.0%
Professional services	46,422	35,662	10,760	30.2%
Total net revenue	201,352	175,243	26,109	14.9%
Cost of goods sold:
Products	15,982	20,023	(4,041)	(20.2)%
Subscription and maintenance	26,466	22,812	3,654	16.0%
Professional services	31,967	26,428	5,539	21.0%
Total cost of goods sold	74,415	69,263	5,152	7.4%
Gross profit	$126,937	$105,980	$20,957	19.8%
Gross profit margin	63.0%	60.5%
Operating expenses:
Product development	$45,863	$42,455	$3,408	8.0%
Sales and marketing	24,822	19,838	4,984	25.1%
General and administrative	30,181	27,207	2,974	10.9%
Depreciation of fixed assets	2,738	3,042	(304)	(10.0)%
Amortization of internal-use software and intangibles	2,777	1,120	1,657	nm
Other (gains) charges, net	2,576	45	2,531	nm
Legal settlements	699	—	699	nm
Operating income	$17,281	$12,273	$5,008	40.8%
Operating income percentage	8.6%	7.0%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Nine Months Ended December 31,
	2024	2023
Net revenue:
Products	15.4%	21.7%
Subscription and maintenance	61.5	57.9
Professional services	23.1	20.4
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.9%	11.4%
Subscription and maintenance	13.1	13.0
Professional services	16.0	15.1
Total cost of goods sold	37.0%	39.5%
Gross profit	63.0%	60.5%
Operating expenses:
Product development	22.8%	24.2%
Sales and marketing	12.3	11.3
General and administrative	15.0	15.5
Depreciation of fixed assets	1.4	1.7
Amortization of internal-use software and intangibles	1.4	0.6
Other (gains) charges, net	1.3	—
Legal settlements	0.2	—
Operating income	8.6%	7.0%

Net revenue. Total net revenue increased $26.1 million, or 14.9%, during the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. Products revenue decreased $7.0 million, or 18.4%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $22.4 million, or 22.0%, compared to the first nine months of fiscal 2024 driven by continued growth in subscription-based service revenue including service to Book4Time customers. Total subscription revenue increased 38.2% during the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. Professional services revenue increased $10.8 million, or 30.2%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $21.0 million, or 19.8%, during the first nine months of fiscal 2025 and total gross profit margin increased from 60.5% to 63.0% compared to the first nine months of fiscal 2024 driven by changes in the composition of revenue by category. Products gross profit decreased $3.0 million, or 16.5%, and products gross profit margin increased from 47.4% to 48.6% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $18.7 million, or 23.8%, and gross profit margin increased from 77.5% to 78.6% as revenue increases outpaced variable costs as a result of certain cost control measures. Professional services gross profit increased $5.2 million, or 56.5% and gross profit margin increased from 25.9% to 31.1% reflecting improved utilization rates from efficiency gains on multi-solution implementations and revenue associated with a large development service contract.

Operating Expenses

Operating expenses, excluding other charges, net and legal settlements, increased $12.7 million, or 13.6%, during the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024.

Product development. Product development increased $3.4 million, or 8.0%, in the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $5.0 million, or 25.1%, in the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024 due to hiring and increased compensation rates across our sales teams, sales team additions from the Book4Time acquisition, and higher volume of marketing event and trade show activity.

General and administrative. General and administrative increased $3.0 million, or 10.9%, in the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024 due to ongoing investments in our information security and information technology infrastructure, increased compensation rates across our administrative teams and, during the quarter ended June 30, 2024, payroll taxes associated with certain exercises of stock-settled appreciation rights.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.3 million, or 10.0%, in the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024 due to the timing of assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $1.7 million, or 147.9%, in the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other (gains) charges, net. Other (gains) charges, net, consist of (gains) losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of certain customer and employment settlements and other business-related matters.

Other income (expense)

	Nine Months Ended December 31,		Favorable (unfavorable)
(In thousands)	2024	2023	$	%
Other income (expense):
Interest income	$3,293	$3,580	$(287)	(8.0)%
Interest expense	(1,116)	—	(1,116)	nm
Other income (expense), net	804	(15)	819	nm
Total other income (expense), net	$2,981	$3,565	$(584)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income (expense), net. Other income (expense), net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Nine Months Ended December 31,		(Unfavorable) favorable
(In thousands)	2024	2023	$	%
Income tax provision (benefit)	$962	$(67,396)	$(68,358)	nm
Effective tax rate	4.7%	nm

nm - not meaningful

For the nine months ended December 31, 2024, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

For the nine months ended December 31, 2023, income tax (benefit) and the effective tax rate were primarily driven by the release of valuation allowances recorded against deferred tax assets in the U.S. and Canada.

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

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions, including $144.9 million of net cash, partially funded by our Revolving Facility, during the nine months ended December 31, 2024, to complete the acquisition of Book4Time. We completed no business combinations during the nine months ended December 31, 2023.

At December 31, 2024, 100% of our cash and cash equivalents, of which 87% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $60.8 million as of December 31, 2024, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Nine Months Ended December 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$27,976	$18,379
Investing activities	(147,054)	(7,660)
Financing activities	35,251	(7,399)
Effect of exchange rate changes on cash	(303)	38
Decrease in cash	$(84,130)	$3,358

Cash flow provided by operating activities. Due to cash-based earnings of $36.5 million and a decrease of $8.5 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $19.3 million and $17.2 million of non-cash adjustments.

Cash flow used in investing activities. Consists primarily of $144.9 million in cash paid for business combination, net of cash acquired, and property and equipment purchases, which decreased during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 due primarily to leasehold improvements and equipment purchases for our new office lease in Chennai, India during the nine months ended December 31, 2023.

Cash flow provided by financing activities. Consists primarily of $49.6 million in debt proceeds, net of issuance costs, and debt repayments of $12.0 million during the nine months ended December 31, 2024, and a reduction from $5.7 million to $2.8 million in the repurchase of shares to satisfy employee tax withholding on share-based compensation and a reduction from $1.7 million to zero in preferred stock dividend payments during the respective periods.

Contractual Obligations

As of December 31, 2024, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Form of Restricted Stock Unit Agreement under the Agilysys, Inc. 2024 Equity Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Treasurer.

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

AGILYSYS, INC.

Date:	January 21, 2025	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)