Form 10-K
period 2025-03-31
AGILYSYS INC
filed 2025-05-23
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2024, was $2,379,781,773.

The number of shares of Registrant’s Common Stock outstanding as of May 16, 2025 was 28,017,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2025 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement, or an amendment to this Report, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AGILYSYS, INC.

Annual Report on Form 10-K

Year Ended March 31, 2025

Forward Looking Information

This Annual Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our current expectations, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “outlook,” “forecast,” “preliminary,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “would,” “could,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, and in many cases, are outside of our control. Our actual results and financial condition may differ materially from those indicated herein and in other filings and statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our ability to achieve operational efficiencies and meet customer demand for products and services as well as the other risks identified in the risk factors set forth in Item 1A of this Annual Report. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement made in this Annual Report or any other forward-looking statement that may be made from time to time, whether written or oral, whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business.

Overview

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, resorts, cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare facilities. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys also is known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters in Alpharetta, GA.

The Company has one reportable segment serving the global hospitality industry.

Our principal executive offices are located at 3655 Brookside Parkway, Suite 300, Alpharetta, Georgia, 30022.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2025 refers to the fiscal year ended March 31, 2025.

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

In fiscal 2007, we exited the enterprise computer distribution business. We used the proceeds from that sale to return cash to shareholders and fund a number of acquisitions that broadened our solutions and capabilities portfolios. We acquired InfoGenesis, Inc., Visual One Systems Corp. and Eatec Corporation in fiscal 2008, significantly expanding our specialized offerings to the hospitality industry through enterprise-class POS, PMS and inventory and procurement software solutions tailored for a variety of applications in cruise, golf, spa, gaming, lodging, resort and catering. These offerings feature highly intuitive, secure and robust solutions, easily scalable across multiple departments and/or property locations.

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

Today, we are focused on providing state-of-the-art, end-to-end solutions that enhance guest and staff experiences and assist our customers in promoting their brands. We help our customers win the guest recruitment battle and, in turn, grow revenue, reduce costs and increase efficiency. This is accomplished by developing and deploying innovative solutions that increase data speed and accuracy, integrate with other enterprise systems and create a common infrastructure for managing guest data thereby enabling more effective management, intelligent upselling, reduced shrinkage, improved brand recognition and better control of the guest relationship.

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

We present revenue and costs of goods sold in three categories:

•
Products
•
Subscription and maintenance
•
Professional services

Total revenue for these three specific areas is as follows:

	Year Ended March 31,
(In thousands)	2025	2024	2023
Products	$41,324	$49,083	$43,638
Subscription and maintenance	170,051	138,069	118,285
Professional services	64,249	50,312	36,142
Total	$275,624	$237,464	$198,065

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

We deliver modular and integrated software solutions and expertise to businesses seeking to maximize Return on Experience (ROE) through hospitality encounters that are both personal and profitable. Over time, customers achieve High

Return Hospitality by consistently delighting guests, retaining staff and growing margins. The Agilysys Hospitality Experience Cloud™ offers solution ecosystems that combine core operational systems for property management (PMS), point-of-sale (POS) and Inventory and Procurement (I&P) with Experience Enhancers™ that meaningfully improve interactions for guests and for employees across dimensions such as digital access, mobile convenience, self-service control, personal choice, payment options, service coverage and real-time insights to improve decisions. Core solutions and Experience Enhancers are selectively combined in Hospitality Solution Studios™ tailored to specific hospitality settings and business needs.

Our integrated yet modular products allow hospitality operators to recruit and delight customers at their facilities, increase their wallet share from each guest, retain valuable staff and improve the overall experience throughout the entire guest journey – from the initial customer touch point through post-visit interactions.

With our omni-channel suite of software products, we are uniquely positioned to offer solutions that allow customers to offer contactless solutions at every point of the guest journey and maximize operational efficiency all while providing an improved guest experience.

Food & Beverage (F&B) Ecosystem Solutions:

Agilysys Food & Beverage Ecosystem solutions allow customers to provide their guests with an omni-channel experience within their property. Offering flexibility, guests can choose to create their own experience through mobile or kiosk ordering, or opt for more traditional service by interacting with staff like cashiers, bartenders, and servers. Irrespective of the channel of interaction for the guest, our POS suite provides a single integrated enterprise-grade back-office management system with robust reporting capabilities. This allows our customers to manage menus, price changes, purchasing trends, inventory management and sales reporting from a single integrated source providing for increased efficiency as well as providing a richer guest profile.

Agilysys InfoGenesis® POS is a core F&B solution. This award-winning point of sale solution offers a fast, intuitive, and highly customizable terminal application, paired with powerful and flexible back-office reporting and configuration. The system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. InfoGenesis supports a wide range of POS devices from traditional POS terminals to iPads, Android tablets and mobile phones, allowing customers to seamlessly deploy a mix of POS experiences based upon guest and server requirements. The system’s detailed and high-quality reporting capabilities provide insight into sales data and guest purchasing trends. Engineered for all regions of the world, the InfoGenesis POS solution suite offers a multinational set of features, including language, currency and local fiscal reporting, coupled with a robust enterprise management capability enabling the largest global customers to efficiently run their businesses. With a foundation platform of modern integration APIs, the solution is also capable of integrating with a variety of ancillary applications allowing our customers to seamlessly run their entire suite of technology products. InfoGenesis POS is available as a cloud-based or on-premises solution.

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

Food & Beverage Experience Enhancer Solutions:

Agilysys IG KDS is a digital kitchen management solution that integrates with the entire point of sale ecosystem of solutions to deliver staff and customer-originated orders to the kitchen for preparation. Custom attributes such as guest phone number, name, guest location or packaging instructions can be provided on each incoming order so the order can be fulfilled promptly to guests. Guests can optionally be notified of order completion via an order status monitor (OSM) or via text message.

Agilysys IG OnDemand provides a visual, interactive food and beverage ordering experience to any mobile device – phone, tablet, or laptop – with a browser-based self-service experience. Using a simple, intuitive interface, guests can easily order and reorder from anywhere across the property, driving order velocity and volume. It also can meet the need for a tableside order and pay experience. It supports ordering for multiple guests at a table over the course of a meal using their own devices making the ordering process contactless while freeing up staff to spend more time with guests.

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

Agilysys IG Quick Pay allows guests to use their own mobile device, scan a QR code on the InfoGenesis check, review a digital copy of the check, add a tip & initiate payment, maintaining a fully contactless guest payment experience. The product can be sold as a standalone payment solution or can be bundled with IG OnDemand for a complete order and pay experience.

Agilysys IG Smart Menu provides a contactless menu display on a guest’s own mobile device - phone, tablet, or laptop. Simply scan a QR code to access a venue menu that is linked directly to the actual items available in the IG OnDemand system, not a pdf or a website link. The product can be sold as a standalone menu solution or can be bundled with IG OnDemand for a complete menu, order and pay experience.

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

Agilysys Pay payment processing solution is our innovative payment gateway. Agilysys Pay protects guests’ financial data and reduces risk by leveraging point-to-point encryption (P2PE) and tokenization with every credit card transaction. Agilysys Pay Complete leverages one of the first payment gateways in the world to receive official PCI-P2PE validation, allowing us to offer Payment Card Industry cost and scope reduction that other providers cannot. These security benefits are built on top of a full-featured, enterprise-grade gateway that offers broad support for U.S., Canadian, European and certain Asian countries’ credit card processors and a wide variety of payment device options for every use-case, including countertop, pay-at-table, EMV, mobile tablet, and signature capture scenarios.

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

Agilysys Versa PMS is a core H&L solution. It is installed in hotels and resorts ranging from 50-1,500 rooms. It is a complete hospitality solution expanding beyond traditional PMS solutions, enabling the resort to run its end-to-end operations, including front desk, housekeeping, maintenance, accounting, and condo owner management, with tight integration to Agilysys Sales & Catering, Spa, Golf, and Reserve. Versa provides an integrated solution with interfaces to leading global distribution systems, casino management systems, hospitality automation and our other products.

Agilysys Stay PMS is a core H&L solution. It is our cloud-native SaaS property management system that optimizes operational efficiency, increases revenue and enhances guest service. Agilysys Stay is currently generally available for all hotels and chains, as well as for select service casino hotels. Agilysys Stay offers powerful capabilities for multi-property operations, allowing managers to view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

Focused on improving revenue and streamlining operations, Agilysys Stay is designed to enable hotels to gather and analyze guest information across properties that can be used to create loyalty-generating offers to guests and increase our customer wallet share. In addition, running natively in a browser on both desktop and tablet devices, it delivers real-time operating metrics so that hotels can more accurately forecast demand and scale guest services accordingly.

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

The Agilysys Express Kiosk streamlines hotel check-in and check-out, improving both staff efficiency and the guest experience. By offering a user-friendly self-service option in the lobby, guests can bypass the front desk, leading to faster service and enhanced convenience without requiring additional front-line staff. The kiosk also includes ID verification to help hotels efficiently maintain security standards.

Agilysys Express Mobile simplifies check-in and check-out even further and at the same time allows operators to offer mobile keys, concurrent dining reservations or room upsells, all on a personal mobile device such as a smart phone or tablet. Properties are turning to mobility at an ever-increasing pace to improve efficiency. With Agilysys Express Mobile, it’s easy to reduce wait times and empower guests by putting the power of choice in the palm of their hand. Agilysys Express Mobile allows for digital ID verification before securely delivering the digital room key to the guest phone, allowing operators to maintain security standards while allowing the guest to bypass the front desk.

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

Integrated with our booking engine, Agilysys Book, customers can book both their hotel room and their spa appointments from a single place, giving operators additional opportunities to upsell and cross sell various amenities that they offer.

Agilysys Golf is a guest centric golf management software that offers golf property managers complete pro shop management with tee time scheduling, member profile/billing, tournament management and Web and e-mail access bundled into one solution. Customers are given the option of using our robust built in retail POS module or they may choose to leverage the power of InfoGenesis. Staff can easily schedule and personalize reservations for guests, which then appear on itineraries, confirmations, and folios. Resort operations with multiple amenities can integrate with Agilysys Book and allow patrons to book both their resort reservation and their golf tee time simultaneously.

Agilysys Sales & Catering provides a cloud-native comprehensive sales & event management system that provides powerful tools for hotels, conference centers and resorts of all sizes. With a complete view of every group and event, as well as individual guests throughout their entire stay, the system analyzes the value of each guest and group across meeting and shoulder dates. The result is improved event revenue opportunities and streamlined management, enabling event planners and sales teams to more efficiently sell, manage and service their clients.

Agilysys Service is our integrated service optimization platform that allows our customers to provide an integrated hospitality experience for their guests while driving greater operational efficiency by connecting departments across the hotel, including the front desk, house-keeping, concierge, maintenance, bell desk, food runners, wait staff, etc. The Agilysys service platform provides a unified communication and messaging service for guest and staff interaction as well as internal staff interaction. Apart from providing the functionality for managing back of house operations like house-keeping, engineering and maintenance, the Agilysys service platform proactively tracks events and exceptions that take place in the hotel or resort and drive targeted action to ensure a high level of guest satisfaction at all times.

Agilysys Authorize provides support for fully-automated and secure online payments for room deposits, 3rd party guarantees and folio charges while eliminating the need for manual credit card authorization forms. Payment is seamlessly authorized and posted appropriately in real-time.

Agilysys DataMagine™ document management solution is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with other Agilysys products, adding functionality and providing seamless workflows to cross functional areas. DataMagine helps drive the Go Green initiative at a number of our customer sites by enabling a completely paperless experience through all facets of the customers operations, from signature capture at the front desk to automated routing of POs and requisition orders for approvals. DataMagine provides robust indexing and archiving features to allow easy contextual based document retrieval.

Agilysys Reserve solution is a guest-centric reservation and wait list management solution that helps operators book various venues and experiences. The solution allows operators to manage restaurant, cabana and auditorium reservations. With an innovative doll house view approach, patrons have the ability to select and book a specific seat in a restaurant or a specific cabana on a pool deck online. With built in price yielding capabilities, Agilysys Reserve allows operators to maximize revenue opportunities for various locations. Using the built-in guest management system, operators can build guest profiles and provide a superior experience while driving repeat guests.

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

Agilysys Retail is our basic POS solution to support retail item sales in spas, gift shops or pro-shops that don’t need a full enterprise POS system. The system allows you to easily setup and track inventory, sell items in conjunction with other services, and consolidate all charges on the guest folio.

Agilysys Central Reservations provides a single sign-on across multiple customer properties that allows staff to view guest profiles, trips, room availability across properties, make/modify/transfer reservations, scan property offers and rates, and more. The result is improved central reservations efficiency, increased revenue from cross-property sales and upsells, and superior guest service.

Agilysys Loyalty & Promotions provides a comprehensive loyalty and promotions management solution to help operators track guest preferences and craft a wide variety of programs and targeted offers. This solution supports point earning and redemption at every guest interaction and provides a guest portal for self-service account management. This solution helps our customers understand and leverage guest preferences for tailored promotions and offers, which drive repeat visits and a larger share of their spending.

Agilysys Membership helps customers control membership programs by defining membership types, facilitating online registration, and managing membership balances, among other things. Whether customers manage memberships for individuals, families, groups, corporate accounts or all of these, they define the parameters for each category. The membership portal allows easy online registrations for new guests and gives guests the ability to check their balances and redeem points via gift cards, eCash, loyalty, and more.

Agilysys Residence Management delivers a comprehensive approach to managing residences. Key features include detailed reports for analyzing profitability and unit-specific expenses, as well as robust tools for managing revenue allocations and splitting expenses across owners, the association, and the property.

Agilysys Guest App is a downloadable customer-branded mobile guest engagement app that provides a frictionless guest experience from booking to check-out. It combines a selection of Agilysys mobile applications in a single convenient app, including Agilysys Book for room, golf and spa reservations; Agilysys Express Mobile for mobile check in/out and digital room keys; and an administrative portal that provides a full content management system for complete control of branding, options, property images and more. It is available for iOS and Android mobile devices.

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

Representative Agilysys clients include:

7 Cedars Casino	Drury Hotels	Resorts World Bimini
AVI Foodsystems, Inc.	Ellis Island Hotel, Casino and Brewery	Rosen Hotels & Resorts
Banner Health	Golden Nugget Lake Charles	Rosewood Castiglion Del Bosco
Boyd Gaming Corporation	Grand Sierra Resort and Casino	Royal Caribbean Group
Caesars Entertainment	Hialeah Park	Spooky Nook Sports
Cal Dining at UC Berkeley	Hilton Worldwide	Station Casinos
Camelback Lodge & Waterpark	Inspire Resort Korea	The Kessler Collection
Carnival UK	Intercontinental Hotel Group	The Sea Pines Resort
Cartoon Network Hotel	Kimpton Hotels	The Venetian Resort Hotel Casino
Casino del Sol Resort	Marina Bay Sands Singapore	Treehouse – London
Catholic Charities	Marriott International	UT Southwestern Medical Center
Chukchansi Gold Resort & Casino	Maryland Live! Casino	Vail Resorts
Compass Group North America	MGM	Valley View Casino & Hotel
Comanche Nation of Oklahoma	Oxford Casino	Wendover Resorts
The Cosmopolitan of Las Vegas	Pinehurst Resort
Dickies Arena	Prairie Band Casino & Resort

Industry and Markets

We are a technology software solutions company exclusively focused on the hospitality industry. Our products have been enabling mission-critical core hospitality operations for more than four decades. Our software solutions are essential for running the operations of the hospitality business and are designed to drive substantial customer benefits through increased revenue, improved operational efficiency, enhanced guest experience and improved employee morale. In addition, many of our solutions enable social distancing capabilities for our customers. Our innovative software solutions described above have been purpose-built to serve the unique needs of the following hospitality verticals: casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. We operate across North America, Europe, the Middle East, Asia-Pacific and India with headquarters located in Alpharetta, GA.

We estimate our total addressable market is approximately $16 billion in annual recurring revenue. While the size of the opportunity might face pressure in an economic downturn, we feel it remains in the billions of dollars while our business represents only a fraction of that size. We believe we are well positioned to win market share given our relative competitive strength in the industry.

Customers

Our customer base is highly fragmented and includes large, medium-sized and boutique hospitality providers, both owned and franchised, as well as divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of settings where brand differentiation is important, and competition for guest recruitment is intense.

Human Capital

As of March 31, 2025, we employed approximately 2,200 employees, with approximately 68%, 28%, 3%, and 1% of our employees located in India, North America, Asia-Pacific, and EMEA, respectively. We recognize our employees as our greatest asset, and their well-being and growth are critical investments in our continued success.

Our senior management team is responsible for developing and executing our human capital strategy. Agilysys’ key human capital management objectives are to attract, retain and develop talent to deliver on our business strategy. Accordingly, we seek employees who share a passion for technology and its ability to improve our customers’ hospitality businesses in accordance with our mission statement: helping our customers improve employee and guest experiences, with dedication to past, present and future customer investments in our products and services.

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

Our employee town hall meetings, conducted several times annually, play a vital role in fostering transparency, engagement, alignment, and a sense of community. These town halls provide a platform to recognize and celebrate employee achievements, milestones, and contributions, and provide an opportunity for employees to ask questions of leadership.

As recognition for our positive culture and commitment to our employees, we were awarded a LinkedIn Top Company 2024 Award for midsize employers.

We are committed to providing our employees with an environment free of discrimination, harassment and workplace violence. We make all benefit and employment-related decisions in compliance with equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws. All employees, directors, independent contractors, and other parties who work with Agilysys are expected to create a working environment where everyone is respected, regardless of individual differences. We believe that each of our employees' individual experiences, character, and virtues enhance our culture and will increase our ability to attract and retain quality employees, customers, and suppliers.

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

We compete with other full-service providers who sell and deliver bundled POS and PMS solutions comprised of software, hardware, subscription, maintenance, and professional services. These companies, some of which are much larger than we are, include Oracle Corp., Shiji, Amadeus IT Group and Infor. We also compete with smaller software companies which provide either POS or PMS solutions like Maestro. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are compliant in all material respects with all applicable environmental laws. We do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations. For information about governmental regulations applicable to our business, refer to Item 1A Risk Factors.

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

Because we conduct our business internationally, changes in global, national, or regional economies, governmental policies (including in areas such as tariffs, trade relations, travel, immigration, healthcare, and related issues), political unrest, armed conflicts, natural disasters, or disease outbreaks may impact our business. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; cause customers not to pay us; or to delay payment for previously purchased products and services.

Our business may be impacted by decreases in travel and leisure activities resulting from weak economic conditions, increases in energy prices and changes in tariffs and currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, and/or terrorism. Our business, markets, growth prospects and business model could be materially impacted or altered as a result of adverse changes in travel and leisure activities due to a pandemic or other wide-ranging and sustained events.

Our future success will depend on our ability to develop new solutions, product upgrades and services that achieve market acceptance.

Our business is characterized by rapid and continual changes in technology and evolving industry standards. We believe that in order to remain competitive in the future we need to continue to develop new products, product upgrades and services, requiring the investment of significant financial resources. If we fail to accurately anticipate our customer’s needs and technological trends, or are otherwise unable to complete the development of a product or product upgrade on a timely basis, we will be unable to introduce new products or product upgrades into the market that are demanded by our customers and prospective customers, and our business and operating results would be materially and adversely affected.

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

Our product development activities are costly, and recovering our investment in product development may take a significant amount of time, if it occurs at all. We anticipate continuing to make significant investments in software research and development and related product opportunities because we believe it is necessary to compete successfully.

Our product development activities also could be impacted by competition from products with new features or new technologies, such as artificial intelligence (AI), that might render our existing products less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market.

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

We compete for customers based on several factors, including price. The competitive markets in which we operate may require us to reduce our prices in order to contend with the pricing models of our competitors. If our competitors discount certain products or services, we may have to lower prices on certain products or services in order to attract or retain customers. Any such price modifications would likely reduce margins and could have adverse effects on our profitability. In addition, if we fail to reduce our prices in order to contend with the pricing models of our competitors, we may not be able to retain customers or grow our business, which could adversely affect our revenues and liquidity.

Our future success depends on our ability to execute on strategic initiatives, to properly manage investments in our business, and to enhance our existing operations and infrastructure.

Our long-term strategy is focused on continually investing in and growing our business and operations, both organically and through acquisitions.

Investments in new markets, solutions, and technologies, research and development, infrastructure and systems, geographic expansion, and talent are critical components for executing our strategy. In particular, we believe we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate.

Such investments present challenges and risks and may not be successful financially or otherwise, especially in new areas in which we have little or no experience, and even if successful, may negatively impact our short-term profitability. To succeed in such efforts, we must be able to properly deploy financial and other resources, prioritize among opportunities, balance the extent and timing of investments with the associated impact on profitability, balance our focus between new development areas and the servicing of our existing customers, capture efficiencies and economies of scale, and compete in the new areas, or with the new solutions, in which we have invested.

Our success also depends on our ability to effectively and efficiently enhance our existing operations. Our existing infrastructure, systems, security, processes, and personnel may not be adequate for our current or future needs. System upgrades or new implementations can be complex, time-consuming, and expensive and we are not certain that we will not experience problems during or following such implementations, including among others, potential disruptions in our operations or financial reporting.

If we are unable to properly execute on growth initiatives, manage our investments, and enhance our existing operations and infrastructure, our results of operations and market share may be materially adversely affected.

Our dependence on certain suppliers makes us vulnerable to the extent we rely on them.

We rely on a concentrated number of suppliers for the majority of our hardware and for certain software and related service needs. We do not have long term agreements with many of these suppliers. If we can no longer obtain these hardware, software or services from our major suppliers due to mergers, acquisitions or consolidation within the marketplace, material changes in their partner programs, their refusal to continue to supply to us on reasonable terms or at all, and we cannot find suitable replacement suppliers, it may have a material adverse impact on our future operating results and gross margins.

If we cannot retain and recruit qualified personnel due to rising labor costs, changes to immigration laws, or other reasons, our ability to operate and grow our business may be impaired and our financial performance may suffer.

We depend on our employees to effectively run and grow our business. To grow successfully, we must retain existing employees and attract new qualified employees, particularly in growth areas we have identified. Employee retention is an industry challenge, especially given the competitive labor market for software developers. As we grow, we must enhance and expand our workforce to execute on new and complex opportunities. The market for qualified personnel is competitive in the geographies in which we operate and may be limited in the software development disciplines we seek to expand. We may be at a disadvantage to larger companies with greater brand recognition or financial resources or to start-ups or other emerging companies in trending market sectors. If we are unable to attract and retain qualified personnel when and where they are needed, our ability to effectively operate and grow our business could be impaired. Moreover, if we are not able to properly balance our investments in personnel with revenue growth, our profitability may be adversely affected. Further, because we rely on a global talent pool and frequently sponsor employees for U.S. work visas and permanent residency (green cards), changes in U.S. immigration policies may lead to increased uncertainty, processing delays, and higher rates of denial for visa and green card applications. Such delays and uncertainties could disrupt the employment of key personnel, increase our operational costs, and make it more difficult to retain certain employees, potentially harming our business and employee morale.

Our international operations have many associated risks.

We continue to strategically manage our presence in international markets, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets, or, if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. Because of inherent complexities and challenges in some international markets, lack of success in such markets could adversely affect our business, results of operations, cash flow, and financial condition.

We have international offices in Canada, the United Kingdom, Dubai, Australia, China, Hong Kong, Malaysia, the Philippines, Singapore, and India. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; complying with a variety of foreign laws, rules and regulations; producing localized versions of our products; developing integrations between our products and other locally-used products; import and export restrictions and tariffs; enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; language and cultural barriers; foreign currency fluctuations; inflation and any regulatory actions to counter inflation; and political and economic instability abroad.

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

As a result of these and other risks, some of our customers may incur large, unplanned costs in connection with the purchase and installation of our solutions. Also, implementation projects could take longer than planned or fail. We may not be able to reduce or eliminate protracted installation or significant additional costs. Significant delays or unsuccessful customer implementation projects could result in cancellation or renegotiation of existing agreements, claims from customers, harm to our reputation and negatively impact our operating results.

We use open-source software in our solutions that may subject our solutions to general release or require us to re-engineer our solutions.

We use open-source software in our solutions and may use more open-source software in the future. From time to time, there have been accusations by companies claiming ownership of software that was previously thought to be open-source and that was incorporated by other companies into their products. As a result, we could be subject to legal claims by parties claiming ownership of what we believe to be open-source software.

Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software and that we license these modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. If we combine or, in some cases, link our proprietary software solutions with or to open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software solutions or license such proprietary solutions under the terms of a particular open-source license or other license granting third parties certain rights of further use.

In addition to risks related to license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software. In addition, open-source license terms may be ambiguous and many of the risks associated with usage of open-source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open-source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact our business.

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

We may become subject to regulation and disclosure requirements related to environmental, social and governance (“ESG”) matters. In addition, stakeholders, including investors, customers, suppliers and employees, may pressure us to make commitments on these matters that may be difficult to manage or achieve. If we fail to make or meet such commitments, we may be subject to criticism, reputational harm or legal liability.

The application of various laws and regulations to our business is often unclear and may at times conflict. Compliance with applicable regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in or comply with the rules of another jurisdiction.

While we endeavor to implement policies, procedures, and systems designed to achieve compliance with these regulatory requirements, we cannot assure you that these policies, procedures, or systems will be adequate or that we or our personnel will not violate these policies and procedures or applicable laws and regulations. Violations of these laws or regulations may harm our reputation and deter government agencies and other existing or potential customers or partners from purchasing our solutions. Furthermore, non-compliance with applicable laws or regulations could result in fines, damages, criminal sanctions against us, our officers or our employees, restrictions on the conduct of our business, and damage to our reputation.

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

The number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate future attacks or implement adequate security measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers, and ultimately, our business.

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

Privacy, information security, and data protection laws, rules, and regulations could affect or limit how we collect and use personal information, increase our costs, and adversely affect our business opportunities. A failure to comply with applicable privacy or data protection laws could cause litigation, harm our reputation and have a material adverse effect on our business.

We collect, process, transmit, and/or store (on our systems and those of third-party providers) customer transactional data, as well as their guests’ and our customers’ and employees’ personally identifiable information and/or other data and information. Personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions with regard to privacy and data security such as the California Consumer Privacy Act and the European Union’s General Data Protection Regulation. Moreover, what constitutes personally identifiable information and what other data and/or information is subject to privacy laws varies by jurisdiction and continues to evolve. Our failure and/or the failure of our customers, vendors, and service providers to comply with applicable privacy and data protection laws and regulations could damage our reputation, discourage current and/or potential customers from using our products and services, and result in fines, governmental investigations and/or enforcement actions, complaints by private individuals, and/or the payment of penalties to consumers.

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

We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of our customers’ and their customers' data from both a data privacy and an information security perspective. We also evaluate the information security of potential partners and vendors as part of our selection process and attempt to negotiate adequate protections from such third parties when we enter into contracts with them. Our customer contracts also obligate our customers to undertake steps necessary for satisfying individual rights under laws and regulations. While these policies, procedures, systems, contractual provisions, and measures are designed to mitigate the risks associated with handling or processing personal data, including categories of personal data which may be classed as sensitive data, they cannot always safeguard against all risks, nor can we control the actions of third parties, including vendors, customers, employees and partners. In addition, it may be possible for customer and guest data to be compromised from a customers’ information technology system if our customer does not maintain appropriate data privacy and information security procedures.

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

We also purchase hardware and technology, in some cases, from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established providers wherever possible, in some cases, the providers may be smaller, less established companies, particularly in the case of new or unique technologies that we have not developed internally.

If any of these providers experience financial, operational, or quality assurance difficulties, or if any cease production, or there is any other disruption in the services we or our customers receive, including as a result of the acquisition of a supplier or partner by a competitor, cyber security issues, macroeconomic issues, or otherwise, we will be required to locate and migrate to alternative sources or providers, to internally develop the applicable technologies, to redesign our products, or to remove certain features from our products or to reduce our service levels, any of which would likely increase our expenses, create delays, or negatively impact our revenues. Although we strive to establish contractual protections with key providers, such as source code escrows, warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

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

Third parties may assert claims that our software or technology infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. The risk of claims may increase as the number of software products that we offer and competitors in our market increase and overlaps occur. Any such claims, regardless of merit, that result in litigation could result in substantial expenses, cause reputational harm, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Relating to the Industries We Serve

Our business depends to a significant degree on the hospitality industry, and instability and downturns in the hospitality industry could adversely affect our business and results of operations.

Because our customer base is concentrated in the hospitality industry, our business and sales are largely dependent on the health of that industry, which in turn is dependent on the domestic and international economy. Instabilities or downturns in the hospitality industry, such as those resulting from the impacts of pandemics, geopolitical unrest, economic uncertainty, among other things, could disproportionately impact our revenue, as customers may exit the industry or delay, cancel or reduce planned expenditures for our products.

Consolidation in the gaming and other hospitality industries could adversely affect our business.

Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. The hospitality industry has experienced recent consolidations, including the hotel and gaming sectors of the industry. Although recent consolidations in the hospitality industry have not materially adversely affected our business, there is no assurance that future consolidations will not have an impact. For example, if one of our current customers merges or consolidates with a company that relies on another provider’s products or services, it could decide to reduce or cease its purchases of products or services from us, which could have an adverse effect on our business.

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

Risks Relating to Our Finances and Capital Structure

Our stock has been volatile, and we expect that it will continue to be volatile.

During the year ended March 31, 2025, the trading price of our common stock ranged from a low close of $71.45 to a high close of $141.74. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include, but are not limited to:

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
•
any major change in our board or management; and
•
general economic and political conditions such as recessions, interest rates, tariffs, fuel prices, international currency fluctuations, global or regional pandemics, and acts of war or terrorism.

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

We are exposed to tariff policy changes that could negatively impact our financial results.

The current global trade environment is characterized by uncertainty and evolving tariff policies. Further imposition of increased tariffs, trade restrictions, or trade disputes between major economies could lead to broader economic instability, decreased global customer demand, and increased volatility in currency exchange rates. Higher prices for goods due to tariffs may reduce consumer spending, which could lead to decreased demand for our customers’ products, which may ultimately affect our revenue and profitability. These factors could negatively impact our business, financial condition, and results of operations.

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

As of March 31, 2025, we had $130.6 million of goodwill and $70.8 million of intangible assets, net, on our Consolidated Balance Sheet. We review our indefinite-lived intangible assets including goodwill for impairment on at least an annual basis or more frequently if an event or events indicate the potential for impairment. We assess as needed whether there have been impairments in our other intangible assets. We make assumptions and estimates in our assessments that can be complex and subjective. In our assumptions and estimates we consider whether negative factors exist such as deteriorating economic conditions, disruptions to our business, inability to effectively integrate acquired businesses, intensified competition, market capitalization declines, or significant changes in use of the intangible assets. To the extent that such factors or other negative factors emerge, we may record non-cash impairment charges in the future that could negatively impact our financial condition and results of operations.

We may encounter risks associated with maintaining large cash balances.

While we have attempted to invest our cash balances in investments we consider to be relatively safe, we nevertheless confront credit and liquidity risks. Bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

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

We design and operate our internal control over financial reporting to provide reasonable assurance about the reliability of financial reporting including the preparation of our Consolidated Financial Statements in accordance with GAAP. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. Accordingly, although the Company’s management has concluded that our internal controls are effective as of March 31, 2025, we cannot provide absolute assurance that the objectives of our controls system are met. No evaluation of internal controls can provide absolute assurance that control matters and instances of fraud, if any, within our Company have been detected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have an enterprise-wide information security program designed to identify, protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools and third-party managed security services that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools. Security awareness training is also a key component of our information security program and involves required training for our employees several times per year.

We also evaluate the information security of potential partners and vendors as part of our vendor selection process and attempt to negotiate adequate protections from such third parties when we enter into contracts with them. Although our security program is designed to identify, prioritize, assess, mitigate and remediate third party risks, we rely on our partners and vendors to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards to mitigate such risks. We conduct regular reviews and tests of our information security program and also leverage tabletop exercises, penetration and vulnerability testing, and third-party red team exercises to evaluate the effectiveness of our information security program and improve our security measures.

We also engage an external auditor to conduct an annual Security and Organizational Controls 2 (SOC 2) examination of the security controls for systems storing customer data. The external auditor additionally conducts an annual payment card industry (PCI) data security standard review of our security controls that protect payment information.

Our systems periodically experience attacks intended to lead to interruptions and delays in our services and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our customers) and other data, confidential information or intellectual property. However, no cybersecurity incidents have had a material impact on our business, financial condition or results of operations, and we are not presently aware of any cybersecurity threats that are reasonably likely to materially affect us. Any significant disruption to our service or access to our systems could result in a loss of customer data and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors — Cyber-attacks involving our systems and data could expose us to liability or harm our reputation and have a material adverse effect on our business.”

The Vice President and Chief Information Security Officer (CISO) leads the global information security organization responsible for overseeing our information security program. Our CISO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies, and is a Certified Information Security Professional and Information Systems Security Architecture Professional. Team members who support our information security program have relevant educational and industry experience, including having held similar positions at large technology companies. Given the nature of our business, management is highly focused on identifying and managing cybersecurity risks, and our CISO and information security teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.

The Board has primary responsibility for oversight of the Company’s cybersecurity risks. The Audit Committee is also responsible for reviewing the Company’s cybersecurity risks and the steps that management has taken to protect against threats to the Company’s information systems and security. The Audit Committee has formed a Cybersecurity Risk Subcommittee consisting of two independent directors to assist the Audit Committee in its oversight of cybersecurity risks. By its charter, all members of the Cybersecurity Risk Subcommittee must have a background or experience in information technology or cybersecurity and an understanding of cyber threats, risk mitigation and policy.

The results of our SOC 2 and PCI assessments are annually reported to the Cybersecurity Risk Subcommittee. Both the Subcommittee and the Board receive regular reports from our CISO on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. The Board also oversees our annual enterprise risk assessment, where we assess key risks within the company, including cyber security and technology risks.

Item 2. Properties.

Our corporate headquarters is located in Alpharetta, Georgia where we lease approximately 28,000 square feet of office space. In addition, we lease approximately 36,000 square feet of office space in Las Vegas, Nevada, 8,000 square feet of office space in Bellevue, Washington, 3,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 197,000 square feet of office space in Chennai, India, 14,000 square feet in Markham, Canada, 2,000 square feet in Toronto, Canada, and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 5 years. We believe our office space facilities are sufficient to meet our current needs and do not anticipate any difficulty securing additional space as needed.

Item 3. Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Information About Our Executive Officers.

The following table provides information with respect to all persons serving as executive officers as of May 21, 2025, including business experience for the last five years.

Name	Position	Age	Executive Officer Since
Ramesh Srinivasan	President and Chief Executive Officer since January 2017.	65	2017
Kyle Badger	Senior Vice President, General Counsel and Secretary since October 2011.	56	2011
Joe Youssef	Chief Commercial Officer & Senior Vice President of Sales - Americas & EMEA since August 2024, when he joined Agilysys. Previously, he was Executive Vice President – Commercial from 2023-2024, Executive Vice President – Business Intelligence and Data solutions from 2020-2023, and Executive Vice President - Hospitality from 2014-2020 at Amadeus.	51	2025
Chris Robertson	Vice President, Corporate Controller and Treasurer, since June 2019. Previously he served as Corporate Controller and Treasurer from June 2017 to June 2019.	54	2017
Sethuram Shivashankar	Senior Vice President, Chief Technology Officer and Chief Information Officer, since July 2023. Previously he served as Senior Vice President, Chief Information Officer from March 2022 to July 2023, and Vice President, Special Projects, from January 2022 to March 2022. Prior to Agilysys, he served as Senior Vice President, Gaming Systems at Scientific Games from October 2018 to April 2021.	55	2022
William David (“Dave”) Wood III	Senior Vice President and Chief Financial Officer since June 2020. Previously he served as Vice President – Corporate Strategy & Investor Relations from June 2019 to May 2020, and Vice President – Finance from June 2017 to June 2019.	47	2020

There are no family relationships among the executive officers or directors of the Company.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares, without par value, are traded on the NASDAQ Global Select Market under the symbol “AGYS”. As of May 16, 2025, there were 962 registered holders of our common shares.

Dividends

We did not pay dividends in fiscal 2025 or 2024 on our common stock and are unlikely to do so in the foreseeable future. The current practice of the Board of Directors is to retain any available earnings for use in the operations and growth of our business, both organically and through acquisitions.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2020 through March 31, 2025. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Agilysys, Inc.
Russell 2000
Peer Group

Indexed Returns

	Base Period	Fiscal Years Ended March 31,
Company Name / Index	2020	2021	2022	2023	2024	2025
Agilysys, Inc.	$100.00	$287.19	$238.80	$494.01	$504.43	$434.21
Russell 2000	$100.00	$194.85	$183.57	$162.27	$194.25	$186.46
Peer Group	$100.00	$130.53	$130.64	$113.19	$153.30	$164.21

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

Overview

Recent Developments

Macroeconomic Conditions

During the year ended March 31, 2025, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, political unrest, armed conflicts, changes to tariffs and trade policies, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Book4Time

On August 20, 2024, we acquired Book4Time Parent, Inc. (“Book4Time”), a global leader in spa management SaaS software, as further described in Note 16, Business Combinations, to our condensed consolidated financial statements included under Part II, Item 8 of this annual report. The cash consideration for the acquisition totaled $145.8 million of net cash, partially funded by a credit agreement (the “Credit Agreement”) we entered into on August 16, 2024 (the “Credit Agreement Closing Date”), with the lenders party thereto and Bank of America, N.A., as lender and administrative agent, as further described in Note 15, Debt, to our condensed consolidated financial statements included under Part II, Item 8 of this annual report.

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

The Company has one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters located in Alpharetta, Georgia.

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

Results of Operations

Fiscal 2025 Compared to Fiscal 2024

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2025 and 2024:

	Year Ended March 31,		Increase (decrease)
(In thousands)	2025	2024	$	%
Net revenue:
Products	$41,324	$49,083	$(7,759)	(15.8)%
Subscription and maintenance	170,051	138,069	31,982	23.2%
Professional services	64,249	50,312	13,937	27.7%
Total net revenue	275,624	237,464	38,160	16.1%
Cost of goods sold:
Products	22,055	26,318	(4,263)	(16.2)%
Subscription and maintenance	37,464	30,870	6,594	21.4%
Professional services	44,117	36,020	8,097	22.5%
Total cost of goods sold	103,636	93,208	10,428	11.2%
Gross profit	$171,988	$144,256	$27,732	19.2%
Gross profit margin	62.4%	60.7%
Operating expenses:
Product development	$62,411	$56,739	$5,672	10.0%
Sales and marketing	33,144	28,439	4,705	16.5%
General and administrative	40,832	36,279	4,553	12.5%
Depreciation of fixed assets	3,679	3,896	(217)	(5.6)%
Amortization of internal-use software and intangibles	3,859	1,366	2,493	182.5%
Other charges, net	4,628	1,756	2,872	163.6%
Legal settlements	844	28	816	nm
Operating income	$22,591	$15,753	$6,838	43.4%
Operating income percentage	8.2%	6.6%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year Ended March 31,
	2025	2024
Net revenue:
Products	15.0%	20.7%
Subscription and maintenance	61.7	58.1
Professional services	23.3	21.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	8.0%	11.1%
Subscription and maintenance	13.6	13.0
Professional services	16.0	15.2
Total cost of goods sold	37.6%	39.3%
Gross profit	62.4%	60.7%
Operating expenses:
Product development	22.6%	23.9%
Sales and marketing	12.0	12.0
General and administrative	14.8	15.3
Depreciation of fixed assets	1.3	1.6
Amortization of internal-use software and intangibles	1.4	0.6
Other charges, net	1.7	0.7
Legal settlements	0.4	0.0
Operating income	8.2%	6.6%

Net revenue. Total net revenue increased $38.2 million, or 16.1%, in fiscal 2025 compared to fiscal 2024. Products revenue decreased $7.8 million, or 15.8%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $32.0 million, or 23.2%, driven by continued growth in subscription-based revenue including service to Book4Time customers. Total subscription revenue increased 39.5% in fiscal 2025 compared to fiscal 2024. Professional services revenue increased $13.9 million, or 27.7%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $27.7 million, or 19.2%, in fiscal 2025 and total gross profit margin increased from 60.7% to 62.4% compared to fiscal 2024 driven by changes in the composition of revenue by category. Products gross profit decreased $3.5 million, or 15.4%, and gross profit margin increased from 46.4% to 46.6% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $25.4 million, or 23.7%, and gross profit margin increased from 77.6% to 78.0% as revenue increases outpaced variable costs due to certain cost control measures. Professional services gross profit increased $5.8 million, or 40.9%, and gross profit margin increased from 28.4% to 31.3% reflecting improved utilization rates from efficiency gains on multi-solution implementations and revenue associated with a large development service contract.

Operating expenses

Operating expenses, excluding the charges for legal settlements and other charges, increased $17.2 million, or 13.6%, in fiscal 2025 compared with fiscal 2024. As a percent of total revenue, operating expenses have decreased 1.1% in fiscal 2025 compared with fiscal 2024.

Product development. Product development includes all expenses associated with research and development. Product development increased $5.7 million, or 10.0%, during fiscal 2025 as compared to fiscal 2024 due to hiring and increased compensation rates across our development teams and increased travel.

Sales and marketing. Sales and marketing increased $4.7 million, or 16.5%, in fiscal 2025 compared with fiscal 2024 due to hiring and increased compensation rates across our sales and marketing teams, and continued expansion of marketing event and trade show activity.

General and administrative. General and administrative increased $4.6 million, or 12.5%, in fiscal 2025 compared to fiscal 2024 due to investments in our information security and information technology infrastructure, increased compensation rates across our administrative teams and, during the quarter ended June 30, 2024, payroll taxes associated with certain exercises of stock-settled appreciation rights.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.2 million or 5.6% in fiscal 2025 as compared to fiscal 2024 due to the timing of assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $2.5 million or 182.5% in fiscal 2025 as compared to fiscal 2024 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other charges, net. Other charges, net increased $2.9 million due to a significant increase in acquisition costs related to business combinations and a reduction of gains on asset disposals during fiscal 2025 compared to fiscal 2024.

Legal settlements. Legal settlements increased $0.8 million during fiscal 2025 compared to fiscal 2024 due to an increase in certain customer settlements.

Other Income (Expense)

	Year Ended March 31,		Favorable (unfavorable)
(In thousands)	2025	2024	$	%
Other income (expense):
Interest income	$3,782	$5,083	$(1,301)	(25.6)%
Interest expense	(1,529)	—	(1,529)	nm
Other income (expense), net	791	(152)	943	nm
Total other income, net	$3,044	$4,931	$(1,887)	(38.3)%

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year Ended March 31,		Favorable
(In thousands)	2025	2024	$	%
Income tax provision (benefit)	$2,410	$(65,511)	$67,921	nm
Effective tax rate	9.4%	nm

nm – not meaningful

For fiscal 2025, the effective tax rate was different than the statutory rate due primarily to the benefit of U.S. R&D credits and the release of valuation allowances recorded against foreign deferred tax assets, consisting primarily of Net Operating Losses.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate.

The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. As of March 31, 2025, we had $29.7 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2036 to 2039, and $42.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $111.5 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2026 through 2043. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we released valuation allowances previously maintained against our businesses in Singapore and Hong Kong.

Fiscal 2024 Compared to Fiscal 2023

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2024 and 2023:

	Year Ended March 31,		Increase (decrease)
(In thousands)	2024	2023	$	%
Net revenue:
Products	$49,083	$43,638	$5,445	12.5%
Subscription and maintenance	138,069	118,285	19,784	16.7%
Professional services	50,312	36,142	14,170	39.2%
Total net revenue	237,464	198,065	39,399	19.9%
Cost of goods sold:
Products	26,318	22,994	3,324	14.5%
Subscription and maintenance	30,870	26,262	4,608	17.5%
Professional services	36,020	27,990	8,030	28.7%
Total cost of goods sold	93,208	77,246	15,962	20.7%
Gross profit	$144,256	$120,819	$23,437	19.4%
Gross profit margin	60.7%	61.0%
Operating expenses:
Product development	$56,739	$50,260	$6,479	12.9%
Sales and marketing	28,439	22,716	5,723	25.2%
General and administrative	36,279	30,669	5,610	18.3%
Depreciation of fixed assets	3,896	1,769	2,127	120.2%
Amortization of internal-use software and intangibles	1,366	1,743	(377)	(21.6)%
Other charges, net	1,756	435	1,321	nm
Legal settlements	28	352	(324)	nm
Operating income	$15,753	$12,875	$2,878	nm
Operating income percentage	6.6%	6.5%

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

Depreciation of fixed assets. Depreciation of fixed assets increased $2.1 million or 120.2% in fiscal 2024 as compared to fiscal 2023 due to significant capital expenditures over the last two fiscal years to build out new office spaces and to properly equip growing teams across the Company.

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

Other Income (Expense)

	Year Ended March 31,		Favorable (unfavorable)
(In thousands)	2024	2023	$	%
Other income (expense):
Interest income	$5,083	$2,192	$2,891	nm
Other (expense) income, net	(152)	697	(849)	nm
Total other income, net	$4,931	$2,889	$2,042	nm

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Other (expense) income, net. Other (expense) income, net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year Ended March 31,		Unfavorable
(In thousands)	2024	2023	$	%
Income tax provision (benefit)	$(65,511)	$1,182	$(66,693)	nm
Effective tax rate	nm	7.5%

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

The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. As of March 31, 2024, we had $78.5 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2033 to 2039, and $42.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $111.8 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2025 through 2043. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, during fiscal year 2024, we released a significant portion of the valuation allowances previously maintained against our deferred tax assets.

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

The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. On the Credit Agreement Closing Date, we drew $50.0 million on the Revolving Facility, the proceeds of which we used to fund the Business Combination described below. We disclose our Revolving Facility in Note 15, Debt, to our Consolidated Financial Statements included under Item 8 of this Annual Report.

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions, including $145.8 million of net cash, partially funded by our Revolving Facility, during the year ended March 31, 2025, to complete the acquisition of Book4Time. We completed no business combinations during the years ended March 31, 2024 and 2023.

At March 31, 2025, 100% of our cash and cash equivalents, of which 87% were held in the United States, were deposited in bank accounts or invested in highly liquid investments including treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We also invest in commercial paper. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $73.0 million as of March 31, 2025, and access to our Revolving Facility and the broader capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Year Ended March 31,
(In thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$55,128	$48,186	$34,463
Investing activities	(148,566)	(7,602)	(6,870)
Financing activities	21,928	(8,558)	(11,094)
Effect of exchange rate changes on cash	(340)	23	(628)
Increase (decrease) in cash	$(71,850)	$32,049	$15,871

Cash flow provided by operating activities. Cash flows provided by operating activities were $55.1 million in fiscal 2025. The provision of cash was due primarily to our net income of $23.2 million adjusted for $26.2 million in non-cash expense including depreciation, amortization, share-based compensation, deferred income taxes and an increase of $5.7 million from the changes in operating assets and liabilities.

Cash flows provided by operating activities were $48.2 million in fiscal 2024. The provision of cash was due primarily to our net income of $86.2 million adjusted for $48.0 million in non-cash expense including depreciation, amortization, share-based compensation, deferred income taxes, gains on asset disposals and an increase of $10.0 million from the changes in operating assets and liabilities.

Cash flows provided by operating activities were $34.5 million in fiscal 2023. The provision of cash was due primarily to our net income of $14.6 million adjusted for $16.5 million in non-cash expense including depreciation, amortization, and share-based compensation and an increase of $3.4 million from the changes in operating assets and liabilities.

Cash flow used in investing activities. Cash flows used in investing activities in fiscal 2025 were $148.6 million consisting primarily of $145.8 million in cash paid for business combinations, net of cash acquired, and property and equipment purchases, which decreased during the year ended March 31, 2025 compared to the year ended March 31, 2024 due primarily to leasehold improvements and equipment purchases for our new office lease in Chennai, India during the year ended March 31, 2024.

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

Cash flow provided by (used in) financing activities. Cash flows provided by financing activities in fiscal 2025 were $21.9 million due primarily to $49.6 million in debt proceeds, net of issuance costs, debt repayments of $26.0 million, proceeds from Employee Stock Purchase Plan of $1.0 million, and share repurchases of $2.7 million to satisfy employee tax withholding on share-based compensation.

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

Investments

Investments in Corporate-Owned Life Insurance Policies

Agilysys invests in corporate-owned life insurance policies for certain former executives, for which some are endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets at the balance sheet date, the cash surrender value of $1.1 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives’ designated beneficiary of $0.1 million, which approximates fair value, were recorded within “Other non-current liabilities” in the Consolidated Balance Sheets at the balance sheet date.

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

Our proprietary software licenses typically provide for a perpetual right to use our software. Generally, our contracts do not provide significant services of integration and customization, and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. Our subscription service revenue is primarily based on rates per location, including rates per points of sale and per room. We recognize certain subscription service revenue on a per-transaction basis. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, any hosting services, and any transaction-based services are not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over a one-month period based on the typical monthly invoicing and renewal cycle in accordance with our customer agreement terms.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2025, 2024 and 2023, revenue from international operations was 10%, 6% and 7%, respectively, of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2025, 2024 and 2023 fiscal years. Fluctuations in the value of other currencies could materially impact our revenue, expenses, operating profit and net income.

Item 8. Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 22, 2025 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S.federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of customer relationship intangible assets related to the acquisition of Book4Time, Inc.

As described further in Note 16 to the consolidated financial statements, the Company acquired Book4Time, Inc. effective August 20, 2024, for total purchase consideration of $148.3 million. As part of the acquisition, the Company acquired identifiable intangible assets, including customer relationships valued at $35.8 million.

We identified the assumptions used in the valuation of customer relationships (specifically forecasted revenue growth rates, estimated customer attrition rates, forecasted earnings before interest, taxes, depreciation, and amortization (“forecasted EBITDA”), and discount rates) (collectively, the “Key Assumptions”) acquired in the acquisition of Book4Time, Inc. as a critical audit matter.

The principal consideration for our determination that the valuation of customer relationships is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and the Key Assumptions made by management in the valuation models used to determine fair value.

Our audit procedures related to the Company’s valuation of customer relationships related to the acquisition of Book4Time, Inc. included the following, among others:

•
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s relevant controls to value acquired intangible assets, including the Company’s controls over the selection and review of the appropriateness of the Key Assumptions used in determining fair value.
•
We evaluated the appropriateness of the Company's forecasted revenue growth rates used to value customer relationship intangible assets by (1) comparing forecasted revenue rates to forecasted industry growth rates and available market data, and (2) comparing forecasted revenue growth rates to historical growth rates of the acquired entity.
•
We utilized an internal specialist to evaluate inputs and the Key Assumptions used to determine fair value. Our specialist compared the estimated customer attrition rates used to value the customer relationship intangible assets to historical customer retention data of the acquired entity, and compared the discount rates used to value the customer relationship intangible assets to independently developed discount rates derived from publicly available data for comparable companies.
•
We evaluated the appropriateness of the Company’s forecasted EBITDA used to value customer relationship intangible assets by (1) comparing forecasted EBITDA margin percentage to the Company’s historical EBITDA margin percentage and (2) comparing forecasted EBITDA margin percentage to available industry and market data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

May 22, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2025, and our report dated May 22, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Book4Time, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets (excluding goodwill and intangible assets acquired) and revenues constituting approximately two percent and four percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2025. As indicated in Management’s Report, Book4Time, Inc. was acquired during fiscal year 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Book4Time, Inc.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

May 22, 2025

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$73,041	$144,891
Accounts receivable, net of allowance for expected credit losses of $627 and $974, respectively	31,529	29,441
Contract assets	4,523	2,287
Inventories	5,174	4,587
Prepaid expenses and other current assets	9,260	7,731
Total current assets	123,527	188,937
Property and equipment, net	16,718	17,930
Operating lease right-of-use assets	17,114	18,384
Goodwill	130,640	32,791
Intangible assets, net	70,802	16,952
Deferred income taxes, non-current	66,520	67,373
Other non-current assets	9,049	8,063
Total assets	$434,370	$350,430
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,388	$9,422
Contract liabilities	70,654	56,148
Accrued liabilities	22,324	19,522
Operating lease liabilities, current	5,658	4,279
Total current liabilities	111,024	89,371
Deferred income taxes, non-current	10,986	554
Operating lease liabilities, non-current	17,304	19,613
Debt, non-current	24,000	—
Other non-current liabilities	5,170	4,415
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 28,015,775 and 27,376,862 shares outstanding at March 31, 2025 and March 31, 2024, respectively	10,003	10,003
Treasury shares, 5,326,513 and 5,965,426 at March 31, 2025 and March 31, 2024, respectively	(1,600)	(1,791)
Capital in excess of stated value	109,785	94,680
Retained earnings	160,980	137,755
Accumulated other comprehensive loss	(13,282)	(4,170)
Total shareholders' equity	265,886	236,477
Total liabilities and shareholders' equity	$434,370	$350,430

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In thousands, except per share data)	2025	2024	2023
Net revenue:
Products	$41,324	$49,083	$43,638
Subscription and maintenance	170,051	138,069	118,285
Professional services	64,249	50,312	36,142
Total net revenue	275,624	237,464	198,065
Cost of goods sold:
Products	22,055	26,318	22,994
Subscription and maintenance	37,464	30,870	26,262
Professional services	44,117	36,020	27,990
Total cost of goods sold	103,636	93,208	77,246
Gross profit	171,988	144,256	120,819
Gross profit margin	62.4%	60.7%	61.0%
Operating expenses:
Product development	62,411	56,739	50,260
Sales and marketing	33,144	28,439	22,716
General and administrative	40,832	36,279	30,669
Depreciation of fixed assets	3,679	3,896	1,769
Amortization of internal-use software and intangibles	3,859	1,366	1,743
Other charges, net	4,628	1,756	435
Legal settlements	844	28	352
Total operating expense	149,397	128,503	107,944
Operating income	22,591	15,753	12,875
Other income (expense):
Interest income	3,782	5,083	2,192
Interest expense	(1,529)	—	—
Other income (expense), net	791	(152)	697
Income before taxes	25,635	20,684	15,764
Income tax provision (benefit)	2,410	(65,511)	1,182
Net income	$23,225	$86,195	$14,582
Series A convertible preferred stock dividends	—	(1,204)	(1,836)
Net income attributable to common shareholders	$23,225	$84,991	$12,746

Weighted average shares outstanding - basic	27,518	25,668	24,694

Net income per share - basic:	$0.84	$3.31	$0.52

Weighted average shares outstanding - diluted	28,257	26,842	25,929

Net income per share - diluted:	$0.82	$3.17	$0.49

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 31,
(In thousands)	2025	2024	2023
Net income	$23,225	$86,195	$14,582
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(9,112)	(140)	(3,974)
Total comprehensive income	$14,113	$86,055	$10,608

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
(In thousands)	2025	2024	2023

Operating activities
Net income	$23,225	$86,195	$14,582
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on asset disposals	25	(1,145)	66
Depreciation of fixed assets	3,679	3,896	1,769
Amortization of internal-use software and intangibles	3,859	1,366	1,743
Amortization of developed technology acquired	461	159	159
Deferred income taxes	434	(66,353)	(181)
Share-based compensation	17,777	14,111	12,958
Changes in operating assets and liabilities:
Accounts receivable	(565)	(6,996)	2,537
Contract assets	(2,227)	(36)	(590)
Inventory	(556)	5,189	(2,897)
Prepaids and other current assets	(84)	(291)	(2,084)
Accounts payable	2,185	973	(1,582)
Contract liabilities	5,730	3,965	6,383
Accrued liabilities	383	5,659	2,711
Income taxes payable, net	(106)	(1,177)	290
Other changes, net	908	2,671	(1,401)
Net cash provided by operating activities	55,128	48,186	34,463
Investing activities
Cash paid for business combinations, net of cash acquired	(145,756)	—	395
Capital expenditures	(2,783)	(8,127)	(7,238)
Proceeds from sale of assets	—	552	—
Additional investments in corporate-owned life insurance policies	(27)	(27)	(27)
Net cash used in investing activities	(148,566)	(7,602)	(6,870)
Financing activities
Payment of preferred stock dividends	—	(1,663)	(1,836)
Debt proceeds, net of issuance costs	49,645	—	—
Debt repayments	(26,000)	—	—
Proceeds from Employee Stock Purchase Plan purchases	1,026	—	—
Repurchase of common shares to satisfy employee tax withholding	(2,743)	(6,893)	(9,254)
Principal payments under long-term obligations	—	(2)	(4)
Net cash provided by (used in) financing activities	21,928	(8,558)	(11,094)
Effect of exchange rate changes on cash	(340)	23	(628)
Net (decrease) increase in cash and cash equivalents	(71,850)	32,049	15,871
Cash and cash equivalents at beginning of period	144,891	112,842	96,971
Cash and cash equivalents at end of period	$73,041	$144,891	$112,842

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	12,778	—	—	12,778
Shares issued upon exercise of SSARs	—	—	403	121	(121)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(135)	(41)	(9,543)	—	—	(9,584)
Other common stock issuances, net	—	—	331	99	(99)	—	—	—
Net income	—	—	—	—	—	14,582	—	14,582
Series A convertible preferred stock dividends						(1,836)		(1,836)
Unrealized translation adjustments	—	—	—	—	—	—	(3,974)	(3,974)
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	13,851	—	—	13,851
Shares issued upon exercise of SSARs	—	—	211	63	(63)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(81)	(25)	(6,510)	—	—	(6,535)
Other common stock issuances, net	—	—	185	55	(55)	—	—	—
Net income	—	—	—	—	—	86,195	—	86,195
Conversion of Series A preferred stock	1,735	521	—	—	34,479	—	—	35,000
Series A convertible preferred stock dividends	—	—	—	—	—	(1,204)	—	(1,204)
Unrealized translation adjustments	—	—	—	—	—	—	(140)	(140)
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	17,853	—	—	17,853
Shares issued upon exercise of SSARs	—	—	630	190	(190)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(34)	(11)	(3,572)	—	—	(3,583)
Other common stock issuances, net	—	—	42	12	1,014	—	—	1,026
Net income	—	—	—	—	—	23,225	—	23,225
Unrealized translation adjustments	—	—	—	—	—	—	(9,112)	(9,112)
Balance at March 31, 2025	33,342	$10,003	(5,327)	$(1,600)	$109,785	$160,980	$(13,282)	$265,886

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, resorts, cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare facilities. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys is also known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters in Alpharetta, GA.

The Company has one reportable segment serving the global hospitality industry.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2025 refers to the fiscal year ended March 31, 2025.

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

Cash and cash equivalents. 100% of our cash and cash equivalents, of which 87% were held in the United States, were deposited in bank accounts or invested in highly liquid investments. Certain bank account balances may exceed federally insured limits. We consider all highly liquid investments purchased with an original maturity from date of acquisition of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the same or following business day after instruction to redeem. Cash equivalent investments are readily convertible to cash with no penalty and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments. Commercial paper cash equivalents totaled $10.0 million as of March 31, 2024. We determine the fair value of commercial paper using significant other observable inputs (level 2) based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates.

Allowance for expected credit losses. We maintain allowances for expected credit losses for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We base our expected credit loss model on historical experience, adjusted for current conditions and reasonable and supportable forecasts. To help mitigate the associated credit risk, we perform periodic credit evaluations of our customers.

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

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the remaining lease payments over the lease term. We use an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since our leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that we will exercise that option. ROU assets include lease payments made in advance, and exclude any incentives received or initial direct costs incurred. We recognize lease expense on a straight-line basis over the lease term and sublease income on a straight-line basis over the sublease term.

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

Goodwill and other indefinite-lived intangible assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. As of March 31, 2025 and 2024, the carrying amount of goodwill was $130.6 million and $32.8 million, respectively. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on our one reporting unit. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. The Company concluded that no impairment of its goodwill and other indefinite-lived assets has occurred for the years ended March 31, 2025, 2024 and 2023.

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

Revenue recognition. We derive revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. For the fiscal years 2025, 2024 and 2023, revenue from international operations was 10%, 6% and 7%, respectively of total revenue. Our customer base is highly fragmented.

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

Our proprietary software licenses typically provide for a perpetual right to use our software. Generally, our contracts do not provide significant services of integration and customization, and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. Our subscription service revenue is primarily based on rates per location, including rates per points of sale and per room. We recognize certain subscription service revenue on a per-transaction basis. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, any hosting services, and any transaction-based services are not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over a one-month period based on the typical monthly invoicing and renewal cycle in accordance with our customer agreement terms.

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

Investments in corporate-owned life insurance policies. Agilysys invests in corporate-owned life insurance policies, for which some are endorsement split-dollar life insurance arrangements. We entered into agreements with certain former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their respective designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets at the balance sheet date, the cash surrender value of $1.1 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives’ designated beneficiary of $0.1 million, which approximates fair value, were recorded within “Other non-current liabilities.” Additional information regarding the investments in corporate-owned life insurance policies is provided in Note 10, Employee Benefit Plans.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $7.2 million, $6.7 million and $4.8 million in fiscal 2025, 2024 and 2023, respectively.

Adopted and Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively with early adoption permitted. We are currently assessing the impact of the requirements on our income tax disclosures.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to report incremental segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses included within each reported measure of segment profit or loss. ASU 2023-07 applies to entities with a single reportable segment. Annual disclosures are required for fiscal years beginning after December 15, 2023, or our fiscal 2025, and subsequent interim periods. We adopted ASU 2023-07 as of April 1, 2024, with retrospective application for all prior periods presented as required by the standard. Since the standard only impacts disclosure requirements, the adoption of the standard did not impact our consolidated financial statements. See Note 14, Segment Information.

3. Revenue Recognition

For in depth discussion regarding our revenue recognition procedures for our revenue streams, see Note 2, Summary of Significant Accounting Policies.

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Revenue recognized at a point in time

(products) totaled $41.3 million, $49.1 million, and $43.6 million during fiscal 2025, 2024 and 2023. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $234.3 million, $188.4 million, and $154.4 million during fiscal 2025, 2024, and 2023.

Contract Balances

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to products and professional services. We expect billing and collection of our contract assets to occur within the next twelve months. Payment terms and conditions vary by contract and customer, although terms generally include a requirement to pay within 30 days after invoicing. We receive payments from customers based upon contractual billing schedules, and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract.

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $55.1 million and $50.9 million during fiscal 2025 and 2024, respectively. During fiscal 2025 and 2024, we transferred from contract assets at the beginning of the period, $2.3 million and $2.2 million, respectively, to accounts receivable because the right to the transaction became unconditional.

Our arrangements are typically for a period of one year or less. As a result, unsatisfied performance obligations as of March 31, 2025 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

Assets Recognized from Costs to Obtain a Contract

Sales commission expenses that would not have occurred absent the customer contracts are considered incremental costs to obtain a contract. We have elected to take the practical expedient available to expense the incremental costs to obtain a contract as incurred when the expected benefit and amortization period is one year or less. For subscription contracts that are renewed monthly based on an agreement term, we capitalize commission expenses and amortize as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. For first year support and maintenance service contracts, commission expenses are immaterial and therefore are expensed as incurred. Other sales commission expenses are not material or have a period of benefit of one year or less, and are therefore expensed as incurred in line with the practical expedient elected.

We had $5.8 million and $4.8 million of capitalized sales incentive costs as of March 31, 2025 and 2024, respectively. These balances are included in other non-current assets on our Consolidated Balance Sheets. During fiscal 2025 and 2024, we expensed $4.0 million and $3.9 million, respectively, of sales commissions, which included amortization of capitalized amounts of $1.8 million and $1.6 million, respectively. These expenses are included in operating expenses – sales and marketing in our Consolidated Statement of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Property and Equipment, Net

Property and equipment at March 31, 2025 and 2024 is as follows:

	Year Ended March 31,
(In thousands)	2025	2024
Furniture and equipment	$17,190	$16,116
Software	16,474	16,028
Leasehold improvements	9,023	9,041
Facilities construction in progress	286	122
	42,973	41,307
Accumulated depreciation and amortization	(26,255)	(23,377)
Property and equipment, net	$16,718	$17,930

Total depreciation expense on property and equipment was $3.7 million, $3.9 million, and $1.8 million during fiscal 2025, 2024 and 2023, respectively.

The Company capitalizes internal-use software, including software purchased and used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $0.3 million, $0.3 million, and $0.6 million during fiscal 2025, 2024, and 2023, respectively.

Assets under financing leases are included in property and equipment categories above and further disclosed with Note 6. Leases.

5. Intangible Assets, Goodwill, and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2025, and 2024:

	March 31, 2025				March 31, 2024
	Gross			Net	Gross			Net
	carrying	Accumulated	Accumulated	carrying	carrying	Accumulated	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount	amount	amortization	impairment	amount
Finite-lived intangible assets:
Customer relationships	$53,762	$(13,745)	$—	$40,018	$19,821	$(12,133)	$—	$7,688
Non-competition agreements	8,669	(4,522)	—	4,147	3,497	(3,497)	—	—
Developed technology	13,597	(11,178)	—	2,419	11,175	(10,748)	—	427
Trade names	17,201	(1,383)	—	15,818	1,025	(588)	—	437
Patented technology	80	(80)	—	—	80	(80)	—	—
	93,309	(30,908)	—	62,402	35,598	(27,046)	—	8,552
Indefinite-lived trade names	8,400	N/A	—	8,400	8,400	N/A	—	8,400
Total intangible assets	$101,709	$(30,908)	$—	$70,802	$43,998	$(27,046)	$—	$16,952

(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$—	$67,541	$(45,535)	$(22,006)	$—

During the year ended March 31, 2025, goodwill increased $104.0 million due to business combination activity and decreased $6.2 million due to foreign currency translation. During the year ended March 31, 2024, goodwill increased $0.2 million due to foreign currency translation.

During the year ended March 31, 2025, finite-lived intangible assets increased $61.0 million due to business combination activity and decreased $4.0 million and $3.1 million due to amortization expense and foreign currency translation, respectively. During the year ended March 31, 2024, finite-lived intangible assets decreased $1.2 million due to amortization expense. We recognize amortization expense of developed technology in cost of goods sold.

See Note 16, Business Combinations, for more information on business combination activity.

Estimated future amortization expense on finite-lived intangible assets is as follows:

(In thousands)	Estimated Amortization Expense
Fiscal year ending March 31,
2026	$5,909
2027	5,835
2028	4,542
2029	3,874
Thereafter	42,242
Total	$62,402

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis as of March 31, 2025 and 2024 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2025, 2024 and 2023.

6. Leases

The majority of our leases are comprised of real estate leases for our respective offices around the globe. Our finance leases in fiscal year 2024 consisted of office equipment. We have no residual value guarantees or restrictions or covenants imposed by or associated with our active leases.

As of March 31, 2025, we have an additional operating lease that has not yet commenced of approximately $0.9 million. This operating lease will commence in fiscal year 2027 with a lease term of approximately 2 years. We do not have any related party leases. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable costs are expensed as incurred.

We subleased one of our office leases located in Bellevue, Washington with a lease term that expired during fiscal year 2024.

The components of lease expenses, which are included in operating expenses in our Consolidated Statements of Operations, were as follows:

	Year Ended March 31,
(In thousands)	2025	2024
Operating leases expense	$5,084	$5,842
Finance lease expense:
Amortization of ROU assets	—	2
Total finance lease expense	—	2
Variable lease costs	413	470
Short term lease expense	563	258
Sublease income	—	(654)
Total lease expense	$6,060	$5,918

Other information related to leases for fiscal 2025 and 2024 was as follows:

	Year Ended March 31,
Supplemental cash flow information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$5,467	$5,197
Operating cash flows for finance leases	—	5
Financing cash flows for finance leases	—	2
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$2,351	$9,832
Weighted average remaining lease terms
Operating leases	5.78	6.69
Weighted average discount rates
Operating leases	6.91%	7.05%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Consolidated Balance Sheet as of March 31, 2025:

(In thousands)	Operating leases
Fiscal year ending March 31,
2026	$5,883
2027	5,358
2028	4,998
2029	4,057
2030	1,730
Thereafter	5,844
Total undiscounted future minimum lease payments	27,870
Less: difference between undiscounted lease payments and discounted lease liabilities	(4,908)
Total lease liabilities	$22,962

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year Ended March 31,
(In thousands)	2025	2024	2023
Cash receipts for interest	$3,685	$4,652	$1,917
Cash payments for interest	1,379	—	—
Cash payments for income tax, net	1,928	1,733	1,163
Cash payments for operating leases	5,467	5,197	5,862
Cash payments for finance leases	—	5	6
Accrued capital expenditures	185	419	1,400

8. Additional Balance Sheet Information

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	March 31, 2025	March 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$8,059	$7,330
Other	1,201	401
Total	$9,260	$7,731

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$17,007	$16,264
Income and indirect taxes payable	1,512	1,684
Other	3,805	1,574
Total	$22,324	$19,522

9. Income Taxes

For the year ended March 31, income before income taxes consisted of the following:

(In thousands)	2025	2024	2023
Income before income taxes
United States	$10,837	$12,492	$14,526
Foreign	14,798	8,192	1,238
Total income before income taxes	$25,635	$20,684	$15,764

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2025	2024	2023
Income tax (benefit) provision
Current:
Federal	$—	$—	$87
State and local	601	370	277
Foreign	2,493	1,884	1,070
Deferred:
Federal	2,488	(57,065)	12
State and local	(227)	(8,131)	77
Foreign	(2,945)	(2,569)	(341)
Income tax (benefit) provision	$2,410	$(65,511)	$1,182

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2025	2024	2023
Income tax expense (benefit) at the U.S. Federal statutory rate	$5,383	$4,344	$3,340
Expense (benefit) for state taxes	768	293	377
Impact of foreign operations	(673)	(250)	(78)
R&D credits	(2,091)	(3,540)	—
Global intangible low-taxed income	2,907	1,471	101
Indefinite life assets	—	—	20
Intercompany gain	—	—	177
Rate change	(1,157)	(1,817)	—
Change in valuation allowance	(1,610)	(65,023)	(2,276)
Change in liability for unrecognized tax benefits	—	(1,044)	24
Share-based compensation	(60)	(1,823)	(241)
Deferred adjustments	(357)	1,927	(281)
Provision to return	(884)	(219)	(31)
Other	184	170	50
Income tax (benefit) provision	$2,410	$(65,511)	$1,182

We have elected to account for global intangible low-taxed income (GILTI) inclusions in the period in which they are incurred.

The fiscal 2025 tax provision results primarily from the benefits of U.S. R&D credits, GILTI, the rate change of Special Economic Zone deferred taxes and the release of the valuation allowances against foreign deferred tax assets. The fiscal 2025 tax provision differs from the statutory rate primarily due to the release of foreign valuation allowances and the benefit of U.S. R&D credits.

The fiscal 2024 tax provision results primarily from the release of the valuation allowances against U.S. Federal and State deferred tax assets. The fiscal 2025 tax provision differs from the statutory rate primarily due to the release of the valuation allowances.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Accrued liabilities	$8,663	$10,135
Allowance for expected credit losses and doubtful accounts	121	154
Federal losses and credit carryforwards	20,429	28,588
Foreign losses and credit carryforwards	3,325	3,324
State losses and credit carryforwards	6,261	7,248
Deferred revenue	368	270
Capitalized research expenses	32,410	22,280
Property and equipment and software amortization	—	—
Operating lease liabilities	5,372	5,715
Goodwill and other intangible assets	(574)	(694)
Other	426	438
	76,801	77,458
Less: valuation allowance	(1,340)	(2,938)
Total	75,461	74,520

Deferred tax liabilities:
Operating lease right-of-use assets	(3,961)	(4,230)
Goodwill and other intangible assets	(13,958)	(3,274)
Property and equipment and software amortization	(2,007)	(198)
Total	(19,926)	(7,702)
Total deferred tax assets, net	$55,535	$66,818

At March 31, 2025, we had $29.7 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2036 to 2039, and $42.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Singapore, Malaysia and the U.A.E. subsidiaries have $0.6 million, $0.6 million, $0.1 million and $0.1 million of net operating loss carryforwards, respectively. The losses for Hong Kong, Singapore and the U.A.E. can be carried forward indefinitely. Canada losses can be carried back three years and carried forward 20 years. Our India subsidiary operates in a “Special Economic Zone” (“SEZ”). One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations which included fiscal 2018 through fiscal 2022. The India subsidiary is then subject to 50% of regular India income taxes during the second five years of operations which includes fiscal 2023 through fiscal 2027. The aggregate value of the benefit of the SEZ during the current fiscal year is $4.0 million as of March 31, 2025. The Company has paid minimum alternative taxes during the period of regular tax relief resulting in a credit of $1.7 million as of March 31, 2025.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the twelve months ended March 31, 2025, we recorded $0.5 million of employee retention credits received in cash as other charges, net, in the Consolidated Statements of Operations.

At March 31, 2025 we also had $111.5 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2026 through 2043.

We have recorded valuation allowances offsetting certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2025, the total valuation allowance against deferred tax assets of $1.3 million was comprised of $1.2 million for U.S. state deferred tax assets, and $0.1 million associated with deferred tax assets in the U.A.E. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected earnings, and tax planning strategies in our assessment of positive and negative evidence supporting the likelihood of deferred tax asset realization. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $32.8 million and $30.1 million as of March 31, 2025 and 2024, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

Uncertain tax positions as of March 31, are as follows:

(In thousands)	2025	2024	2023
Beginning gross unrecognized tax benefits	$562	$575	$575
Decreases related to prior year tax positions	—	(575)	—
Increases related to current year tax positions	235	562	—
Increases related to prior year tax positions	134	—	—
Increases due to business acquisitions	132	—	—
Ending gross unrecognized tax benefits	$1,063	$562	$575

We recognize interest accrued on any uncertain tax positions as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. For the year ended March 31, 2025, we accrued interest and penalty of $0.3 million and a corresponding indemnification asset. For the year ended March 31, 2024, we reduced accrued interest and penalty by $0.6 million. We recognized interest and penalty expense of less than $0.1 million for the year ended March 31, 2023.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate.

In the U.S. we file federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2011 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2020 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2018 are open for examination by certain foreign taxing authorities.

10. Employee Benefit Plans

Defined Contribution Plans

We maintain 401(k) plans for employees located in the United States meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $2.1 million, $1.9 million, and $1.7 million in fiscal 2025, 2024, and 2023, respectively.

We also maintain defined contribution retirement plans for employees located in Canada, the United Kingdom and in the Asia Pacific region in accordance with local statutory requirements and business practices.

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

Employer benefit obligations and related changes for the years ended March 31 are as follows:

(In thousands)	2025	2024	2023
Employee benefit obligations as of April 1	$4,315	$2,742	$2,470
Employee benefits paid	(374)	(175)	(255)
Employer expenses	1,118	1,748	527
Employee benefit obligations	$5,059	$4,315	$2,742

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary.

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets as of March 31, 2025 and 2024, the cash surrender value of $1.1 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

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

	Year Ended March 31,
(In thousands, except per share data)	2025	2024	2023
Numerator:
Net income	$23,225	$86,195	$14,582
Series A convertible preferred stock dividends	—	(1,204)	(1,836)
Net income attributable to common shareholders	$23,225	$84,991	$12,746

Denominator:
Weighted average shares outstanding - basic	27,518	25,668	24,694
Dilutive SSARs	472	929	1,059
Dilutive unvested restricted stock units	40	10	—
Dilutive unvested restricted shares	227	234	176
Weighted average shares outstanding - diluted	28,257	26,842	25,929

Income per share - basic:	$0.84	$3.31	$0.52
Income per share - diluted:	$0.82	$3.17	$0.49

Anti-dilutive SSARs, restricted shares, restricted stock units, performance shares, and preferred shares	132	175	1,741

Basic income per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 229,710, 436,177 and 407,324 of restricted shares at March 31, 2025, 2024 and 2023, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

For SSARs, the exercise price must be set at least equal to the closing market price of our common shares on the date of grant. The maximum term of SSARs is seven years from the date of grant. The Compensation Committee of the Board of Directors establishes the period over which SSARs are subject to a service condition vest and the vesting criteria for SSARs subject to a market condition.

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

The following table summarizes the share-based compensation expense for grants included in the Consolidated Statements of Operations for fiscal 2025, 2024 and 2023:

	Year Ended March 31,
(In thousands)	2025	2024	2023
Product development	$10,064	$7,380	$7,987
Sales and marketing	1,665	831	1,044
General and administrative	6,048	5,900	3,927
Total share-based compensation expense	$17,777	$14,111	$12,958

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted in fiscal 2025, 2024 or 2023.

The following table summarizes the activity during fiscal 2025 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2024	1,297,339	$27.63
Granted	—	—
Exercised	(902,380)	30.96
Forfeited	—	—
Cancelled/expired	—	—
Outstanding at March 31, 2025	394,959	$20.04	2.2	$20,735
Exercisable at March 31, 2025	394,959	$20.04	2.2	$20,735
Vested at March 31, 2025	394,959	$20.04	2.2	$20,735

The following table presents additional information related to SSARs activity during fiscal 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Compensation expense	$—	$—	$3,188
Total intrinsic value of SSARs exercised	$65,080	$16,889	$28,025
Total fair value of SSARs vesting	$—	$—	$13,037

As of March 31, 2025, there was no unrecognized share-based compensation expense related to SSARs.

A total of 631,033 shares, net of 33,871 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2025. The shares withheld were returned to treasury shares.

Restricted Shares

We use a lattice option pricing model to estimate the fair value of restricted shares subject to a market condition. There were no restricted shares subject to a market condition granted in fiscal 2025, 2024 or 2023.

We granted restricted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2025 for restricted shares awarded under the 2020 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2024	436,177	$65.52
Granted	37,349	106.81
Vested	(224,370)	60.97
Forfeited	(19,446)	73.32
Expected to vest at March 31, 2025	229,710	$76.01

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of March 31, 2025, a total of 229,710 shares were issued from treasury.

The following table presents additional information related to restricted share activity during fiscal years 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Compensation expense	$11,379	$11,146	$9,274
Total fair value of restricted share vesting	$13,182	$6,595	$2,952

As of March 31, 2025, total unrecognized share-based compensation expense related to non-vested restricted shares was $6.7 million, which is expected to be recognized over a weighted-average vesting period of 1.7 years. We do not include restricted shares in the calculation of basic earnings per share until the shares are vested.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2025 for restricted stock units awarded under the 2020 and 2024 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2024	56,547	$70.03
Granted	139,433	135.99
Vested	(11,550)	80.67
Forfeited	(3,235)	137.48
Expected to vest at March 31, 2025	181,195	$118.90

We use a lattice option pricing model to estimate the fair value of restricted stock units subject to a market condition. There were no restricted stock units subject to a market condition granted in fiscal 2025 or 2024. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of restricted stock units subject to a market condition granted in fiscal 2023:

2023
Risk-free interest rate over contractual term	4.3%
Expected volatility	54.0%
Weighted-average grant date fair value	$60.02 - $65.89

The following table presents additional information related to restricted stock unit activity during fiscal 2025:

(In thousands)	2025
Compensation expense	$5,591
Total fair value of restricted stock unit vesting	$932

As of March 31, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock units was $15.3 million, which is expected to be recognized over the weighted-average vesting period of 2.5 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we grant common shares to our Chief Executive Officer that vest immediately. Once attainment of the performance conditions becomes probable, we recognize compensation expense related to performance shares ratably over the performance period. The number of performance shares granted will be based on the closing price of our common shares on the grant date and settlement date, which are the same under the 2024 plan.

Based on the performance conditions achieved as they relate to our annual bonus plan, management estimates a liability of $0.5 million as of March 31, 2025, to be settled through the granting and vesting of performance shares after March 31, 2025. We recognized compensation expense related to performance shares of $0.5 million, $0.6 million, and $0.4 million in the fiscal years ended March 31, 2025, 2024, and 2023, respectively.

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

	Offering Period Ending	Offering Period Ended	Offering Period Ended
	June 30, 2025	December 31, 2024	June 30, 2024
Grant date fair value	$131.71	$103.43	$81.60
Risk-free interest rate over contractual term	4.31%	4.91%	5.36%
Expected term (in years)	0.49	0.50	0.41
Expected volatility	42.40%	40.93%	47.41%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending June 30, 2025 totaled $0.3 million as of March 31, 2025.

As of March 31, 2025, total unrecognized share-based compensation expense related to ESPP shares was $0.1 million, which is expected to be recognized on a straight-line basis over the remaining term of the offering period ending June 30, 2025.

14. Segment Information

Operating segments represent components of an entity for which discrete financial information is available to the entity’s chief operating decision maker (“CODM”). Our Chief Executive Officer is our CODM.

We operate as a single reporting segment providing software solutions to the global hospitality industry as our CODM reviews the financial information presented on a consolidated basis to allocate resources, assess financial performance, and make operating decisions. During our budgeting and forecasting process, our CODM allocates resources including employees, equipment and financial resources. Our CODM regularly considers forecast-to-actual variances to assess financial performance and to make operating decisions around product development, pricing, employee compensation, and for investments in information security and technology infrastructure, and in market development. The Company’s measure of segment profit or loss is net income as shown in our Consolidated Statements of Operations.

Our CODM reviews segment assets, reported as total assets on our consolidated balance sheets, and capital expenditures, as reported on our consolidated statements of cash flows.

The segment accounting policies are the same as those we describe in Note 2, Summary of Significant Accounting Policies, except that certain expense allocations we make for presentation of Cost of Goods Sold as reported in our Consolidated Statements of Operations in accordance with U.S. GAAP, primarily for employee compensation, are not applied to cost of revenue as reported in the table below.

The significant expense categories and consolidated net income provided to the CODM for the years ended March 31, 2025, 2024, and 2023 are as follows:

	Year Ended March 31,
(In thousands)	2025	2024	2023
Net revenue:
Products	$41,324	$49,083	$43,638
Subscription and maintenance	170,051	138,069	118,285
Professional services	64,249	50,312	36,142
Total net revenue	275,624	237,464	198,065
Cost of revenue (1)	46,016	46,183	40,019
Product development expenses (1)	60,177	53,825	43,848
Sales and marketing expenses (1)	31,491	27,588	21,674
Professional services expenses (1)	34,130	28,611	24,302
Customer support expenses (1)	14,604	13,120	10,981
General and administrative expenses (1)	35,336	30,862	27,092
Share-based compensation	17,777	14,113	12,959
Other segment items (2)	12,868	(63,033)	2,608
Net income	$23,225	$86,195	$14,582

(1)	Exclusive of share-based compensation shown separately
(2)

Other segment items include depreciation, amortization of internal-use software and intangibles, legal settlements, interest income and expense, other non-operating income and expense, income tax provision and benefit, and other gains and charges

The following table lists long-lived assets by geographical area, which includes property and equipment, net and operating lease right-of-use assets for the years ended March 31, 2025, 2024, and 2023:

	Year Ended March 31,
(In thousands)	2025	2024	2023
United States	$18,618	$20,583	$20,163
India	14,150	14,917	6,161
Rest of world (1)	1,064	814	960
Total long-lived assets	$33,832	$36,314	$27,284

(1)	No individual country other than the United States and India exceeded 10% of our total long-lived assets for any period presented

15. Debt

Revolving Credit Facility

On August 16, 2024 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. On the Credit Agreement Closing Date, the Company drew $50.0 million on the Revolving Facility (the “Initial Revolving Loan”), the proceeds of which we used to fund the Book4Time acquisition described in Note 16 below. We repaid $12.0 million, $14.0 million, and $12.0 million of the principal balance in October 2024, January 2025, and April 2025, respectively.

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

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement. We were in compliance with all financial covenants of the Credit Agreement as of March 31, 2025.

16. Business Combinations

ResortSuite

On January 5, 2022, we acquired all the issued and outstanding shares of ResortSuite Inc. (“ResortSuite”), a hospitality software company based in Canada. The Company recognized acquisition costs of $0.5 million and $0.2 million related to the acquisition of ResortSuite, consisting primarily of professional fees, during the fiscal years ended March 31, 2023 and 2022, respectively. The consolidated statement of operations includes these costs in other charges. Effective April 1, 2022, ResortSuite became Agilysys Canada, Inc., a wholly-owned subsidiary of Agilysys, Inc.

Book4Time

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

The purchase price consisted of $147.2 million of cash paid at closing, funded from cash on hand and the proceeds of the Initial Revolving Loan, and $1.1 million of cash paid in March 2025 for settlement of certain post-closing adjustments partially offset by $2.5 million of Book4Time’s cash received in the acquisition, resulting in net cash consideration of $145.8 million. We allocated the purchase price for Book4Time to the intangible and certain tangible assets acquired and certain liabilities assumed based on their estimated fair values on the Acquisition Date, with the remaining unallocated purchase price recorded as goodwill. We determined the fair values assigned to identifiable intangible assets acquired primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Book4Time:

(In thousands)	Total
Components of Purchase Price:
Cash	$148,280
Total purchase price	$148,280
Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable, net	$1,623
Other current assets, including cash acquired	3,705
Other assets	623
Current and other liabilities	(1,973)
Deferred tax liabilities	(11,351)
Contract liabilities	(9,324)
Net tangible assets (liabilities)	(16,697)
Identifiable intangible assets:
Customer relationships	35,800
Non-competition agreements	5,500
Developed technology	2,600
Trade names	17,100
Total identifiable intangible assets	61,000
Goodwill	103,977
Total purchase price allocation	$148,280

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

The goodwill recognized in the Book4Time purchase price allocation is attributable to synergies in products and technologies to serve a broader customer base, and the addition of a skilled, assembled workforce, which is not separable from goodwill under FASB Accounting Standards Codification 805. As part of the acquisition, the Company acquired fully trained personnel thereby avoiding the expenditure that would have been required to hire and train equivalent personnel. We considered the replacement cost method as most appropriate for the assembled workforce valuation. We valued the assembled workforce included in goodwill at $1.5 million. The total goodwill recognized in the acquisition amounted to $104.0 million, which is not deductible for income tax purposes.

As part of the acquisition, we recorded current liabilities of $0.7 million for uncertain tax positions we identified during the acquisition, including estimated penalties and interest, and certain associated professional fees payable. We recorded a related indemnification asset of $0.7 million in current assets covered by funds held in escrow under the terms of the share purchase agreement and escrow agreement we entered into with the sellers of Book4Time.

The Company recognized acquisition costs of $2.2 million related to the acquisition of Book4Time, consisting primarily of professional fees, during the year ended March 31, 2025. The consolidated statement of operations includes these costs in other charges, net.

Revenue attributable to Book4Time included in our condensed consolidated statement of operations was $11.4 million for the year ended March 31, 2025. Net income was not material.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Agilysys and Book4Time, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2022 or of results that may occur in the future.

The following unaudited pro forma financial information for each of the three years in the period ended March 31, 2025 combines the historical results of Agilysys and of Book4Time, as converted to U.S. GAAP, for the respective periods:

	Year Ended March 31,
	2025	2024	2023
(In thousands)	Pro Forma	Pro Forma	Pro Forma
Revenue	$282,570	$253,469	$209,997
Net income	$26,153	$81,882	$4,952

We based the foregoing pro forma results on estimates and assumptions that we believe are reasonable. The pro forma results include adjustments primarily related to purchase accounting. We included acquisition costs and other non-recurring charges incurred in the earliest period presented.

17. Preferred Stock

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

18. Subsequent Events

None.

19. Related Party Transaction

See Note 17, Preferred Stock, for description of the MAK Capital investment in the Company. Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2025, 2024 and 2023

(In thousands)	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2025
Deferred tax valuation allowance	$2,938	$—	$(1,598)	$1,340
Allowance for expected credit losses	$974	$591	$(938)	$627
2024
Deferred tax valuation allowance	$67,928	$—	$(64,990)	$2,938
Allowance for expected credit losses	$610	$2,118	$(1,754)	$974
2023
Deferred tax valuation allowance	$69,515	$—	$(1,587)	$67,928
Allowance for expected credit losses	$318	$620	$(328)	$610

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO, CFO, and PAO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO, CFO, and PAO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the evaluation of the effectiveness of our internal control over financial reporting, because we acquired Book4Time Parent, Inc. (“Book4Time”) in a business acquisition on August 20, 2024 as described in Part II, Item 8, Note 16, Business Combinations, to our consolidated financial statements, our management has excluded the operations of Book4Time in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation for a period of up to one year following the acquisition. Total assets (excluding goodwill and intangible assets acquired) and revenue subject to Book4Time's internal control over financial reporting represented approximately 2% and 4% of our consolidated total assets and revenue, respectively, as of and for the year ended March 31, 2025. Based on the evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2025.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2025, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2025 Proxy Statement under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” and are incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2025 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2025 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” “Corporate Governance,” and “Compensation Discussion and Analysis,” which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2025 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2025 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2025 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2025 and 2024

Consolidated Statements of Operations for the years ended March 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the years ended March 31, 2025, 2024, and 2023

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2025, 2024, and 2023

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

*10.2

Form of Stock Settled Appreciation Rights Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.3

Form of Directors Restricted Share Award Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.4

Form of Restricted Share Award Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.5	Form of Executive Employment Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed January 31, 2018 (File No. 000-05734).

*10.6

Stock Appreciation Right Agreement dated January 3, 2017, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated herein by reference to Exhibit 10(s) to Agilysys, Inc.'s. Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 000-05734).

*10.7

Stock Appreciation Right Agreement dated February 10, 2020, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.11 to Agilysys, Inc.'s Amendment to Annual Report on Form 10-K filed May 22, 2020 (File No. 000-05734).

*10.8

Agilysys, Inc. 2020 Equity Incentive Plan, as Amended and Restated, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.9

Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.10

Amendment to Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q filed January 25, 2024 (File No. 000-05734).

*10.11

Second Amendment to Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q filed July 26, 2024 (File No. 000-05734).

*10.12

Form of Stock Appreciation Rights Agreement (Time Vesting) pursuant to Agilysys, Inc. 2020 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.13

Form Stock Appreciation Rights Agreement (Performance Vesting) pursuant to Agilysys, Inc. 2020 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.4 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.14

Form of Restricted Stock Award Agreement pursuant to Agilysys, Inc. 2020 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.5 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.15

Form of Restricted Stock Award Agreement for Non-Employee Directors pursuant to 2020 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.6 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.16

Form of Restricted Stock Unit Award Agreement for Ramesh Srinivasan pursuant to the Agilysys, Inc. 2020 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023 (File No. 000-05734).

*10.17

Agilysys, Inc. Amended and Restated 2024 Equity Incentive Plan, which is incorporated by reference to Exhibit 99.1 to Agilysys, Inc.’s Registration Statement on Form S-8 filed September 18, 2024 (File No. 333-282198).

*10.18

Form of Restricted Stock Unit Agreement pursuant to the Agilysys, Inc. Amended and Restated 2024 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q filed January 21, 2025 (File No. 000-05734).

*10.19

Form of Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors and Officers, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

*10.20

Amended and Restated Employment Agreement dated March 10, 2023, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023 (File No. 000-05734).

****10.21

Credit Agreement, dated August 16, 2024, by and among Agilysys, Inc., the lender parties thereto, and Bank of America, N.A., as administrative agent, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed August 20, 2024 (File No. 000-05734).

****10.22

Security and Pledge Agreement, dated August 16, 2024, by and among Agilysys, Inc., the guarantors parties thereto, and Bank of America, N.A., as administrative agent, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.’s Current Report on Form 8-K filed August 20, 2024 (File No. 000-05734).

19	Agilysys, Inc. Insider Trading Policy, which is incorporated by reference to Exhibit 19 to Agilysys, Inc.'s Annual Report on Form 10-K filed May 22, 2024 (File No. 000-05734).

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.3	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

***32

Certification of Chief Executive Officer, Chief Financial Officer and Corporate Controller and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97	Agilysys, Inc. Clawback Policy, which is incorporated by reference to Exhibit 97 to Agilysys, Inc.’s Annual Report on Form 10-K filed May 22, 2024 (File No. 000-05734).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan or arrangement.

**	Filed herewith

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

****

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 22, 2025.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 22, 2025.

Signature	Title

/s/ Ramesh Srinivasan	President, Chief Executive Officer and Director
Ramesh Srinivasan	(Principal Executive Officer)

/s/ William David Wood III	Chief Financial Officer,
William David Wood III	(Principal Financial Officer)

/s/ Chris J. Robertson	Corporate Controller and Treasurer
Chris J. Robertson	(Principal Accounting Officer)

/s/ Michael A. Kaufman	Chairman and Director
Michael A. Kaufman

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

/s/ Melvin L. Keating	Director
Melvin L. Keating

/s/ Dana Jones	Director
Dana Jones

/s/ Lisa Pope	Director
Lisa Pope