Form 10-Q
period 2025-06-30
AGILYSYS INC
filed 2025-07-24
CIK 78749

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 18, 2025, the registrant had 28,042,795 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2025 (Unaudited)	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$55,564	$73,041
Accounts receivable, net of allowance for expected credit losses of $925 and $627, respectively	35,057	31,529
Contract assets	3,814	4,523
Inventories	6,623	5,174
Prepaid expenses and other current assets	7,469	9,260
Total current assets	108,527	123,527
Property and equipment, net	16,200	16,718
Operating lease right-of-use assets	16,154	17,114
Goodwill	136,103	130,640
Intangible assets, net	71,993	70,802
Deferred income taxes, non-current	67,099	66,520
Other non-current assets	9,970	9,049
Total assets	$426,046	$434,370
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,279	$12,388
Contract liabilities	65,389	70,654
Accrued liabilities	12,284	22,324
Operating lease liabilities, current	5,602	5,658
Total current liabilities	97,554	111,024
Deferred income taxes, non-current	11,526	10,986
Operating lease liabilities, non-current	16,306	17,304
Debt, non-current	12,000	24,000
Other non-current liabilities	5,441	5,170
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 28,035,462 and 28,015,775 shares outstanding at June 30, 2025 and March 31, 2025, respectively	10,003	10,003
Treasury shares, 5,306,826 and 5,326,513 at June 30, 2025 and March 31, 2025, respectively	(1,595)	(1,600)
Capital in excess of stated value	114,996	109,785
Retained earnings	165,870	160,980
Accumulated other comprehensive loss	(6,055)	(13,282)
Total shareholders' equity	283,219	265,886
Total liabilities and shareholders' equity	$426,046	$434,370

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024
Net revenue:
Products	$9,954	$9,874
Subscription and maintenance	48,623	38,043
Professional services	18,098	15,595
Total net revenue	76,675	63,512
Cost of goods sold:
Products	6,199	5,226
Subscription and maintenance	9,983	8,108
Professional services	13,199	10,310
Total cost of goods sold	29,381	23,644
Gross profit	47,294	39,868
Gross profit margin	61.7%	62.8%
Operating expenses:
Product development	17,454	14,720
Sales and marketing	11,793	7,014
General and administrative	10,755	10,483
Depreciation of fixed assets	944	838
Amortization of internal-use software and intangibles	1,457	251
Other charges, net	256	550
Legal settlements	114	265
Total operating expense	42,773	34,121
Operating income	4,521	5,747
Other income (expense):
Interest income	447	1,782
Interest expense	(217)	—
Other income (expense), net	98	(157)
Income before taxes	4,849	7,372
Income tax benefit	(41)	(6,734)
Net income	$4,890	$14,106

Weighted average shares outstanding - basic	27,794	27,134

Net income per share - basic:	$0.18	$0.52

Weighted average shares outstanding - diluted	28,289	28,127

Net income per share - diluted:	$0.17	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2025	2024
Net income	$4,890	$14,106
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	7,227	(158)
Total comprehensive income	$12,117	$13,948

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2025	2024

Operating activities
Net income	$4,890	$14,106
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of fixed assets	944	838
Amortization of internal-use software and intangibles	1,457	213
Amortization of developed technology acquired	166	38
Deferred income taxes	(556)	(8,861)
Share-based compensation	5,029	4,429
Changes in operating assets and liabilities	(16,276)	(9,665)
Net cash (used in) provided by operating activities	(4,346)	1,098
Investing activities
Capital expenditures	(633)	(869)
Net cash used in investing activities	(633)	(869)
Financing activities
Debt repayments	(12,000)	—
Repurchase of common shares to satisfy employee tax withholding	(924)	(925)
Net cash used in financing activities	(12,924)	(925)
Effect of exchange rate changes on cash	426	(84)
Net decrease in cash and cash equivalents	(17,477)	(780)
Cash and cash equivalents at beginning of period	73,041	144,891
Cash and cash equivalents at end of period	$55,564	$144,111

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended June 30, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2025	33,342	$10,003	(5,327)	$(1,600)	$109,785	$160,980	$(13,282)	$265,886
Share-based compensation	—	—	—	—	5,376	—	—	5,376
Other common stock issuances, net	—	—	3	1	(1)	—	—	—
Shares issued upon exercise of SSARs	—	—	18	5	(5)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(1)	(1)	(159)	—	—	(160)
Net income	—	—	—	—	—	4,890	—	4,890
Unrealized translation adjustments	—	—	—	—	—	—	7,227	7,227
Balance at June 30, 2025	33,342	$10,003	(5,307)	$(1,595)	$114,996	$165,870	$(6,055)	$283,219

	Three Months Ended June 30, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	4,850	—	—	4,850
Other common stock issuances, net	—	—	11	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	498	150	(150)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(14)	(4)	(1,100)	—	—	(1,104)
Net income	—	—	—	—	—	14,106	—	14,106
Unrealized translation adjustments	—	—	—	—	—	—	(158)	(158)
Balance at June 30, 2024	33,342	10,003	(5,470)	(1,642)	98,277	151,861	(4,328)	254,171

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2026 refers to the fiscal year ending March 31, 2026.

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

The Condensed Consolidated Balance Sheet as of June 30, 2025, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2025 and 2024, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission (SEC) on May 23, 2025.

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

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2025, included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies from those disclosed therein.

Recently Adopted and Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. We are currently assessing the impact on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively with early adoption is permitted. We are currently assessing the impact on our disclosures.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to report incremental segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses included within each reported measure of segment profit or loss. ASU 2023-07 applies to entities with a single reportable segment. Annual disclosures are required for fiscal years beginning after December 15, 2023, or our fiscal 2025, and subsequent interim periods. We adopted ASU 2023-07 as of April 1, 2024, with retrospective application for all prior periods presented as required by the standard. Since the standard only impacts disclosure requirements, the adoption of the standard did not impact our consolidated financial statements. See Note 10, Segment Information.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $10.0 million and $9.9 million for the three months ended June 30, 2025 and 2024, respectively. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $66.7 million and $53.6 million for the three months ended June 30, 2025 and 2024, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $33.1 million and $26.8 million for the three months ended June 30, 2025 and 2024, respectively. Because the right to the consideration became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $3.9 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively.

Substantially all of our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of June 30, 2025 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $6.5 million and $4.8 million of capitalized sales incentive costs as of June 30, 2025 and 2024, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2025 and 2024, we expensed $1.1 million and $0.9 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.5 million and $0.4 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2025	March 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$6,911	$8,059
Other	558	1,201
Total	$7,469	$9,260

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$8,568	$17,007
Income and indirect taxes payable	1,984	1,512
Other	1,732	3,805
Total	$12,284	$22,324

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Cash receipts for interest	$355	$1,424
Cash payments for interest	219	—
Cash payments for income tax, net	512	578
Cash payments for operating leases	1,668	912
Accrued capital expenditures	48	181

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(Dollars in thousands)	2025	2024
Income tax benefit	$(41)	$(6,734)
Effective tax rate	nm	nm

nm - not meaningful

For the three months ended June 30, 2025 and 2024, income tax benefit was primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the three months ended June 30, 2025, we recorded $0.2 million of employee retention credits received in cash as other charges, net, in the condensed consolidated statements of operations.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax. As the legislation became law after the close of our first quarter, the impacts are not included in our operating results for the three months ended June 30, 2025.

7. Commitments and Contingencies

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

As of June 30, 2025, we have additional operating leases that have not yet commenced of approximately $1.1 million. These leases are expected to commence in fiscal year 2026 and in fiscal year 2027 with initial lease terms of approximately 3 to 2 years, respectively.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024
Numerator:
Net income	$4,890	$14,106

Denominator:
Weighted average shares outstanding - basic	27,794	27,134
Dilutive SSARs	297	710
Dilutive unvested restricted stock units	36	13
Dilutive unvested restricted shares	162	270
Weighted average shares outstanding - diluted	28,289	28,127

Income per share - basic:	$0.18	$0.52
Income per share - diluted:	$0.17	$0.50

Anti-dilutive restricted shares, restricted stock units, and performance shares	138	7

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 161,944 and 367,271 of restricted shares at June 30, 2025 and 2024, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

We record compensation expense related to SSARs, restricted shares, restricted stock units, performance shares, and ESPP shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted stock unit and restricted share grants subject only to a service condition is based on the closing price of our common shares on the grant date. For SSAR grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. We use the simplified method for SSAR grants because we believe historical exercise data does not provide a reasonable basis upon which to estimate the expected term. For restricted stock unit, restricted share, and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold, performance period term and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor.

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

The following table summarizes the share-based compensation expense for grants included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(In thousands)	2025	2024
Product development	$3,074	$2,636
Sales and marketing	498	331
General and administrative	1,457	1,462
Total share-based compensation expense	$5,029	$4,429

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted during the three months ended June 30, 2025 and 2024.

The following table summarizes the activity during the three months ended June 30, 2025 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2025	394,959	$20.04
Granted	—	0.00
Exercised	(22,314)	19.78
Forfeited	—	0.00
Expired	—	0.00
Outstanding at June 30, 2025	372,645	$20.06	1.9	$35,246
Exercisable at June 30, 2025	372,645	$20.06	1.9	$35,246
Vested at June 30, 2025	372,645	$20.06	1.9	$35,246

As of June 30, 2025, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the three months ended June 30, 2025 for restricted shares granted under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2025	229,710	$76.01
Granted	4,970	100.19
Vested	(71,343)	48.23
Forfeited	(1,393)	79.10
Expected to vest at June 30, 2025	161,944	$88.87

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of June 30, 2025, total unrecognized share-based compensation expense related to unvested restricted shares was $4.9 million, which is expected to be recognized over a weighted-average vesting period of 1.5 years.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during three months ended June 30, 2025 for restricted stock units awarded under the 2020 and 2024 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2025	181,195	$118.90
Granted	7,403	102.49
Vested	—	-
Forfeited	(1,661)	129.95
Expected to vest at June 30, 2025	186,937	$118.09

As of June 30, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock units was $12.7 million, which is expected to be recognized over the weighted-average vesting period of 2.2 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we granted 4,970 common shares to our Chief Executive Officer in May 2025 that vested immediately for a total value of $0.5 million.

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

	Offering Period Ended	Offering Period Ended	Offering Period Ended
	June 30, 2025	December 31, 2024	June 30, 2024
Grant date fair value	$131.71	$103.43	$81.60
Risk-free interest rate over contractual term	4.31%	4.91%	5.36%
Expected term (in years)	0.49	0.50	0.41
Expected volatility	42.40%	40.93%	47.41%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ended June 30, 2025 totaled $0.8 million as of June 30, 2025.

As of June 30, 2025, there was no unrecognized share-based compensation expense related to the offering period ended June 30, 2025.

10. Segment Information

Operating segments represent components of an entity for which discrete financial information is available to the entity’s chief operating decision maker (“CODM”). Our Chief Executive Officer is our CODM.

We operate as a single reporting segment providing software solutions to the global hospitality industry as our CODM reviews the financial information presented on a consolidated basis to allocate resources, assess financial performance, and make operating decisions. During our budgeting and forecasting process, our CODM allocates resources including employees, equipment and financial resources. Our CODM regularly considers forecast-to-actual variances to assess financial performance and to make operating decisions around product development, pricing, employee compensation, and for investments in information security and technology infrastructure, and in market development. The Company’s measure of segment profit or loss is net income as shown in our condensed consolidated statements of operations.

Our CODM reviews segment assets, reported as total assets on our condensed consolidated balance sheets, and capital expenditures, as reported on our condensed consolidated statements of cash flows.

The segment accounting policies are the same as those we describe in Note 2, Summary of Significant Accounting Policies, except that certain expense allocations we make for presentation of cost of goods sold as reported in our condensed consolidated statements of operations in accordance with U.S. GAAP, primarily for employee compensation, are not applied to cost of revenue as reported in the table below.

The significant expense categories and consolidated net income provided to the CODM for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Net revenue:
Products	$9,954	$9,874
Subscription and maintenance	48,623	38,043
Professional services	18,098	15,595
Total net revenue	76,675	63,512
Cost of revenue (1)	12,503	10,300
Product development expenses (1)	16,304	14,035
Sales and marketing expenses (1)	11,457	6,683
Professional services expenses (1)	10,761	7,814
Customer support expenses (1)	3,834	3,398
General and administrative expenses (1)	9,452	9,162
Share-based compensation	5,029	4,429
Other segment items (2)	2,445	(6,415)
Net income	$4,890	$14,106

(1)	Exclusive of share-based compensation shown separately
(2)

Other segment items include depreciation, amortization of internal-use software and intangibles, legal settlements, interest income and expense, other non-operating income and expense, income tax benefit, and other charges

The following table lists long-lived assets by geographical area, which includes property and equipment, net and operating lease right-of-use assets as of June 30, 2025 and March 31, 2025:

(In thousands)	June 30, 2025	March 31, 2025
United States	$17,715	$18,618
India	13,741	14,150
Rest of world (1)	898	1,064
Total long-lived assets	$32,354	$33,832

(1)	No individual country other than the United States and India exceeded 10% of our total long-lived assets for any period presented

11. Debt

Revolving Credit Facility

On August 16, 2024 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. On the Credit Agreement Closing Date, the Company drew $50.0 million on the Revolving Facility (the “Initial Revolving Loan”), the proceeds of which we used to fund the Book4Time acquisition described in Note 12 below. We repaid the remaining principal balance of $12.0 million, outstanding as of June 30, 2025, during July 2025.

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

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement. We were in compliance with all financial covenants of the Credit Agreement as of June 30, 2025.

12. Business Combination

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

The Company recognized acquisition costs of $0.1 million related to the acquisition of Book4Time, consisting primarily of professional fees, during the three months ended June 30, 2025. The consolidated statement of operations includes these costs in other charges, net.

Revenue attributable to Book4Time included in our condensed consolidated statement of operations was $4.8 million for the three months ended June 30, 2025. Net income was not material.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Agilysys and Book4Time, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2024 or of results that may occur in the future.

The following unaudited pro forma financial information for the three month periods ended June 30, 2025 and June 30, 2024, respectively, combines the historical results of Agilysys and of Book4Time, as converted to U.S. GAAP, for the respective periods:

	Three Months Ended June 30,
	2025	2024
(In thousands)	Pro Forma	Pro Forma
Revenue	$76,675	$67,954
Net income	$6,026	$8,330

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2025. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 27 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2025 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Recent Developments

Macroeconomic Conditions

During the three months ended June 30, 2025, global macroeconomic and geopolitical conditions were, and continue to be, influenced by a number of factors, including, but not limited to, changes in global tariff and other trade policies, new and existing domestic and foreign laws and regulations, armed conflicts, foreign currency fluctuations, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Book4Time

On August 20, 2024, we acquired Book4Time Parent, Inc. (“Book4Time”), the global leader in spa management SaaS software, as further described in Note 12, Business Combination, to our condensed consolidated financial statements included under Part I, Item 1 of this quarterly report. The cash consideration for the acquisition totaled $145.8 million of net cash, partially funded by a credit agreement (the “Credit Agreement”) we entered into on August 16, 2024 (the “Credit Agreement Closing Date”), with the lenders party thereto and Bank of America, N.A., as lender and administrative agent, as further described in Note 11, Debt, to our condensed consolidated financial statements included under Part I, Item 1 of this quarterly report.

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

Results of Operations

First Fiscal Quarter 2026 Compared to First Fiscal Quarter 2025

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase (decrease)
(In thousands)	2025	2024	$	%
Net revenue:
Products	$9,954	$9,874	$80	0.8%
Subscription and maintenance	48,623	38,043	10,580	27.8%
Professional services	18,098	15,595	2,503	16.1%
Total net revenue	76,675	63,512	13,163	20.7%
Cost of goods sold:
Products	6,199	5,226	973	18.6%
Subscription and maintenance	9,983	8,108	1,875	23.1%
Professional services	13,199	10,310	2,889	28.0%
Total cost of goods sold	29,381	23,644	5,737	24.3%
Gross profit	$47,294	$39,868	$7,426	18.6%
Gross profit margin	61.7%	62.8%
Operating expenses:
Product development	$17,454	$14,720	$2,734	18.6%
Sales and marketing	11,793	7,014	4,779	68.1%
General and administrative	10,755	10,483	272	2.6%
Depreciation of fixed assets	944	838	106	12.6%
Amortization of internal-use software and intangibles	1,457	251	1,206	480.5%
Other charges, net	256	550	(294)	(53.5)%
Legal settlements	114	265	(151)	nm
Operating income	$4,521	$5,747	$(1,226)	(21.3)%
Operating income percentage	5.9%	9.0%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended June 30,
	2025	2024
Net revenue:
Products	13.0%	15.5%
Subscription and maintenance	63.4	59.9
Professional services	23.6	24.6
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	8.1%	8.2%
Subscription and maintenance	13.0	12.8
Professional services	17.2	16.2
Total cost of goods sold	38.3%	37.2%
Gross profit	61.7%	62.8%
Operating expenses:
Product development	22.8%	23.2%
Sales and marketing	15.4	11.0
General and administrative	14.0	16.6
Depreciation of fixed assets	1.2	1.3
Amortization of internal-use software and intangibles	1.9	0.4
Other charges, net	0.4	0.9
Legal settlements	0.1	0.4
Operating income	5.9%	9.0%

Net revenue. Total net revenue increased $13.2 million, or 20.7%, during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Products revenue decreased $0.1 million, or 0.8%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $10.6 million, or 27.8%, compared to the first quarter of fiscal 2025 driven by continued growth in subscription-based service revenue including service to Book4Time customers. Total subscription revenue increased 44.3% during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Professional services revenue increased $2.5 million, or 16.1%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $7.4 million, or 18.6%, during the first quarter of fiscal 2026 and total gross profit margin decreased from 62.8% to 61.7% compared to the first quarter of fiscal 2025 driven by changes in the composition of revenue by category. Products gross profit decreased $0.9 million, or 19.2%, and products gross profit margin decreased from 47.1% to 37.7% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $8.7 million, or 29.1%, and gross profit margin increased from 78.7% to 79.5% as subscription revenue increases outpaced associated variable costs as a result of certain cost control measures. Professional services gross profit decreased $0.4 million, or 7.3%, and gross profit margin decreased from 33.9% to 27.1% reflecting lower utilization rates due to continued hiring and training of new staff to meet increasing project backlogs from ongoing sales activity and certain project delays.

Operating Expenses

Operating expenses, excluding other charges, net, and legal settlements, increased $9.1 million, or 27.3%, during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.

Product development. Product development increased $2.7 million, or 18.6%, in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $4.8 million, or 68.1%, in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 due to hiring and increased compensation rates across our sales teams, sales team additions from the Book4Time acquisition, and timing of marketing event and trade show activity.

General and administrative. General and administrative increased $0.3 million, or 2.6%, in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 due to increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets increased $0.1 million, or 12.6%, in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 due to the addition of fixed assets.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $1.2 million in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other charges, net. Other charges, net, consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of certain customer and employment settlements and other business-related matters.

Other income (expense)

	Three Months Ended June 30,		Favorable (unfavorable)
(In thousands)	2025	2024	$	%
Other income (expense):
Interest income	$447	$1,782	$(1,335)	(74.9)%
Interest expense	(217)	—	(217)	nm
Other income (expense), net	98	(157)	255	nm
Total other income, net	$328	$1,625	$(1,297)	(79.8)%

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income (expense), net. Other income (expense), net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Three Months Ended June 30,		Unfavorable
(In thousands)	2025	2024	$	%
Income tax benefit	$(41)	$(6,734)	$6,693	nm
Effective tax rate	nm	nm

nm - not meaningful

For the three months ended June 30, 2025 and 2024, income tax benefit was primarily driven by the impact of discrete excess tax benefits associated with share-based compensation.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax. As the legislation became law after the close of our first quarter, the impacts are not included in our operating results for the three months ended June 30, 2025.

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

The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25 million. On the Credit Agreement Closing Date, we drew $50 million on the Revolving Facility, the proceeds of which we used to fund the Business Combination described below. We have repaid the entire principal balance as of July 2025.

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions, including $145.8 million of net cash, partially funded by our Revolving Facility, during the nine months ended March 31, 2025, to complete the acquisition of Book4Time. We completed no business combinations during the three months ended June 30, 2025 or June 30, 2024.

At June 30, 2025, 100% of our cash and cash equivalents, of which 80% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $55.6 million as of June 30, 2025, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Three Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(4,346)	$1,098
Investing activities	(633)	(869)
Financing activities	(12,924)	(925)
Effect of exchange rate changes on cash	426	(84)
Increase (decrease) in cash	$(17,477)	$(780)

Cash flow provided by operating activities. Due to cash-based earnings of $11.9 million and a decrease of $16.2 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $4.9 million and $7.0 million of non-cash adjustments.

Cash flow used in investing activities. Consists of property and equipment purchases.

Cash flow provided by financing activities. Consists of $12.0 million in debt repayments during the three months ended June 30, 2025, and the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of June 30, 2025, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2025.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2025. There have been no material changes in our significant accounting policies and estimates since March 31, 2025.

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2025. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2025. There have been no material changes in our market risk exposures since March 31, 2025.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2025 that may materially affect our business, results of operations, or financial condition.

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

AGILYSYS, INC.

Date:	July 24, 2025	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)