Form 10-Q
period 2025-09-30
AGILYSYS INC
filed 2025-10-27
CIK 78749

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 17, 2025, the registrant had 28,042,508 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2025 (Unaudited)	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$59,336	$73,041
Accounts receivable, net of allowance for expected credit losses of $1,202 and $627, respectively	36,796	31,529
Contract assets	4,048	4,523
Inventories	7,714	5,174
Prepaid expenses and other current assets	10,067	9,260
Total current assets	117,961	123,527
Property and equipment, net	15,268	16,718
Operating lease right-of-use assets	15,111	17,114
Goodwill	134,130	130,640
Intangible assets, net	69,500	70,802
Deferred income taxes, non-current	63,204	66,520
Other non-current assets	10,394	9,049
Total assets	$425,568	$434,370
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,764	$12,388
Contract liabilities	62,886	70,654
Accrued liabilities	15,649	22,324
Operating lease liabilities, current	5,449	5,658
Total current liabilities	96,748	111,024
Deferred income taxes, non-current	11,331	10,986
Operating lease liabilities, non-current	15,194	17,304
Debt, non-current	—	24,000
Other non-current liabilities	5,548	5,170
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 28,042,618 and 28,015,775 shares outstanding at September 30, 2025 and March 31, 2025, respectively	10,003	10,003
Treasury shares, 5,299,670 and 5,326,513 at September 30, 2025 and March 31, 2025, respectively	(1,593)	(1,600)
Capital in excess of stated value	120,854	109,785
Retained earnings	177,580	160,980
Accumulated other comprehensive loss	(10,097)	(13,282)
Total shareholders' equity	296,747	265,886
Total liabilities and shareholders' equity	$425,568	$434,370

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net revenue:
Products	$10,095	$10,525	$20,050	$20,400
Subscription and maintenance	50,955	41,432	99,579	79,474
Professional services	18,249	16,322	36,347	31,917
Total net revenue	79,299	68,279	155,976	131,791
Cost of goods sold:
Products	6,037	5,206	12,236	10,432
Subscription and maintenance	10,850	8,827	20,833	16,935
Professional services	13,445	11,032	26,645	21,342
Total cost of goods sold	30,332	25,065	59,714	48,709
Gross profit	48,967	43,214	96,262	83,082
Gross profit margin	61.7%	63.3%	61.7%	63.0%
Operating expenses:
Product development	17,825	16,172	35,280	30,892
Sales and marketing	9,781	8,794	21,574	15,808
General and administrative	10,164	10,162	20,920	20,645
Depreciation of fixed assets	964	915	1,908	1,752
Amortization of internal-use software and intangibles	1,432	904	2,890	1,155
Other (gains) charges, net	(5,456)	2,037	(5,203)	2,587
Legal settlements	110	104	225	369
Total operating expense	34,820	39,088	77,594	73,208
Operating income	14,147	4,126	18,668	9,874
Other income (expense):
Interest income	346	1,095	793	2,877
Interest expense	(56)	(458)	(273)	(458)
Other income, net	1,274	383	1,372	226
Income before taxes	15,711	5,146	20,560	12,519
Income tax provision (benefit)	4,001	3,782	3,960	(2,951)
Net income	$11,710	$1,364	$16,600	$15,470

Weighted average shares outstanding - basic	27,882	27,533	27,838	27,335

Net income per share - basic:	$0.42	$0.05	$0.60	$0.57

Weighted average shares outstanding - diluted	28,397	28,257	28,348	28,202

Net income per share - diluted:	$0.41	$0.05	$0.59	$0.55

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Net income	$11,710	$1,364	$16,600	$15,470
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(4,042)	709	3,185	551
Total comprehensive income	$7,668	$2,073	$19,785	$16,021

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2025	2024

Operating activities
Net income	$16,600	$15,470
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on asset disposals	2	21
Depreciation of fixed assets	1,908	1,752
Amortization of internal-use software and intangibles	2,890	1,155
Amortization of developed technology acquired	333	138
Deferred income taxes	3,188	(7,634)
Share-based compensation	10,029	8,438
Changes in operating assets and liabilities	(24,083)	(11,652)
Net cash provided by operating activities	10,867	7,688
Investing activities
Cash paid for business combination, net of cash acquired	—	(144,945)
Capital expenditures	(850)	(1,520)
Net cash used in investing activities	(850)	(146,465)
Financing activities
Debt proceeds, net of issuance costs	—	49,655
Debt repayments	(24,000)	—
Proceeds from Employee Stock Purchase Plan purchases	777	453
Repurchase of common shares to satisfy employee tax withholding	(742)	(1,428)
Net cash (used in) provided by financing activities	(23,965)	48,680
Effect of exchange rate changes on cash	243	94
Net decrease in cash and cash equivalents	(13,705)	(90,003)
Cash and cash equivalents at beginning of period	73,041	144,891
Cash and cash equivalents at end of period	$59,336	$54,888

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2025	33,342	$10,003	(5,307)	$(1,595)	$114,996	$165,870	$(6,055)	$283,219
Share-based compensation	—	—	—	—	4,848	—	—	4,848
Shares issued upon exercise of SSARs	—	—	1	—	—	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(1)	—	235	—	—	235
Other common stock issuances, net	—	—	7	2	775	—	—	777
Net income	—	—	—	—	—	11,710	—	11,710
Unrealized translation adjustments	—	—	—	—	—	—	(4,042)	(4,042)
Balance at September 30, 2025	33,342	$10,003	(5,300)	$(1,593)	$120,854	$177,580	$(10,097)	$296,747

	Three Months Ended September 30, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2024	33,342	$10,003	(5,470)	$(1,642)	$98,277	$151,861	$(4,328)	$254,171
Share-based compensation	—	—	—	—	3,877	—	—	3,877
Shares issued upon exercise of SSARs	—	—	47	14	(14)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(2)	(1)	(311)	—	—	(312)
Other common stock issuances, net	—	—	23	7	446	—	—	453
Net income	—	—	—	—	—	1,364	—	1,364
Unrealized translation adjustments	—	—	—	—	—	—	709	709
Balance at September 30, 2024	33,342	10,003	(5,402)	(1,622)	102,275	153,225	(3,619)	260,262

	Six Months Ended September 30, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2025	33,342	$10,003	(5,327)	$(1,600)	$109,785	$160,980	$(13,282)	$265,886
Share-based compensation	—	—	—	—	10,224	—	—	10,224
Shares issued upon exercise of SSARs	—	—	19	5	(5)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(2)	(1)	76	—	—	75
Other common stock issuances, net	—	—	10	3	774	—	—	777
Net income	—	—	—	—	—	16,600	—	16,600
Unrealized translation adjustments	—	—	—	—	—	—	3,185	3,185
Balance at September 30, 2025	33,342	$10,003	(5,300)	$(1,593)	$120,854	$177,580	$(10,097)	$296,747

	Six Months Ended September 30, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	8,727	—	—	8,727
Shares issued upon exercise of SSARs	—	—	545	164	(164)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(16)	(5)	(1,411)	—	—	(1,416)
Other common stock issuances, net	—	—	34	10	443	—	—	453
Net income	—	—	—	—	—	15,470	—	15,470
Unrealized translation adjustments	—	—	—	—	—	—	551	551
Balance at September 30, 2024	33,342	10,003	(5,402)	(1,622)	102,275	153,225	(3,619)	260,262

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

The Condensed Consolidated Balance Sheet as of September 30, 2025, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended September 30, 2025 and 2024, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Recently Adopted and Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027, or our fiscal 2029, and interim reporting periods within those annual reporting periods, The ASU may be applied prospectively, retrospectively or through a modified transition approach with early adoption permitted. We are currently evaluating the potential impact the ASU may have on our Consolidated Financial Statements upon adoption.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. We are currently assessing the impact on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively with early adoption permitted. We are currently assessing the impact on our disclosures.

3. Revenue Recognition

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master service agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Performance obligations specific to each individual contract are defined within the terms of each order. Each performance obligation is identified based on the goods and services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration that we will be entitled to and that we expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. Our subscription service revenue is primarily based on rates per location, including rates per points of sale and per room. We recognize certain subscription service revenue on a per-transaction basis. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, any hosting services, and any transaction-based services is not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over monthly periods based on the typical monthly invoicing and renewal cycle in accordance with our customer agreement terms.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $10.1 million and $10.5 million, and $20.1 million and $20.4 million for the three and six months ended September 30, 2025 and 2024, respectively. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $69.2 million and $57.8 million, and $135.9 million and $111.4 million for the three and six months ended September 30, 2025 and 2024, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $19.8 million and $12.7 million, and $52.9 million and $42.2 million for the three and six months ended September 30, 2025 and 2024, respectively. Because the right to the consideration became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.5 million and $0.3 million, and $4.4 million and $2.2 million for the three and six months ended September 30, 2025 and 2024, respectively.

Substantially all of our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of September 30, 2025 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $7.0 million and $5.1 million of capitalized sales incentive costs as of September 30, 2025 and 2024, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2025, we expensed $1.3 million and $2.5 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.6 million and $1.1 million, respectively. During the comparable periods ending September 30, 2024, we expensed $0.9 million and $1.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.9 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2025	March 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$9,720	$8,059
Other	347	1,201
Total	$10,067	$9,260

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$13,977	$17,007
Income and indirect taxes payable	433	1,512
Other	1,239	3,805
Total	$15,649	$22,324

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2025	2024
Cash receipts for interest	$732	$2,852
Cash payments for interest	274	299
Cash payments for income tax, net	1,244	1,031
Cash payments for operating leases	3,406	2,278
Accrued capital expenditures	125	66

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three and six months ended September 30, 2025 and 2024:

	Three months ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Income tax provision (benefit)	$4,001	$3,782	$3,960	$(2,951)
Effective tax rate	25.5%	nm	19.3%	nm

nm - not meaningful

For the six months ended September 30, 2025 and 2024, income tax provision (benefit) and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

For the three months ended September 30, 2025 and 2024, income tax provision and the effective tax rate were primarily driven by activity in India and the U.S.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. We filed our employee retention credit claims under the CARES Act during January 2024. In the absence of clear U.S. GAAP on accounting and reporting for such credits, the Company follows guidance under International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, we record any credits for which collection is reasonably assured, or probable, after considering all facts and circumstances including whether any statutes of limitations apply. We are reasonably assured of collection once we receive confirmation that the Internal Revenue Service has processed our claim for the credit, and we know the amount of the credit plus any associated interest. During the six months ended September 30, 2025, we recorded $6.1 million of employee retention credits including associated interest received in cash as other (gains) charges, net, in the condensed consolidated statements of operations.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended September 30, 2025, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA.

7. Commitments and Contingencies

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

As of September 30, 2025, we have additional operating leases that have not yet commenced of approximately $1.8 million. These leases are expected to commence in fiscal year 2026 and in fiscal year 2027 with initial lease terms of approximately 5 to 2 years, respectively.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$11,710	$1,364	$16,600	$15,470

Denominator:
Weighted average shares outstanding - basic	27,882	27,533	27,838	27,335
Dilutive SSARs	305	432	304	571
Dilutive unvested restricted stock units	87	30	61	28
Dilutive unvested restricted shares	123	262	145	268
Weighted average shares outstanding - diluted	28,397	28,257	28,348	28,202

Income per share - basic:	$0.42	$0.05	$0.60	$0.57
Income per share - diluted:	$0.41	$0.05	$0.59	$0.55

Anti-dilutive restricted shares, restricted stock units, and performance shares	—	—	1	24

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 156,781 and 345,625 of restricted shares at September 30, 2025 and 2024, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for grants included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Product development	$2,933	$2,271	$6,007	$4,907
Sales and marketing	478	243	977	574
General and administrative	1,589	1,495	3,045	2,957
Total share-based compensation expense	$5,000	$4,009	$10,029	$8,438

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted during the six months ended September 30, 2025 and 2024.

The following table summarizes the activity during the six months ended September 30, 2025 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2025	394,959	$20.04
Granted	—	—
Exercised	(23,604)	19.79
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2025	371,355	$20.06	1.7	$31,637
Exercisable at September 30, 2025	371,355	$20.06	1.7	$31,637
Vested at September 30, 2025	371,355	$20.06	1.7	$31,637

As of September 30, 2025, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2025 for restricted shares granted under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2025	229,710	$76.01
Granted	4,970	100.19
Vested	(75,292)	51.38
Forfeited	(2,607)	92.05
Expected to vest at September 30, 2025	156,781	$88.35

As of September 30, 2025, total unrecognized share-based compensation expense related to unvested restricted shares was $3.4 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during six months ended September 30, 2025 for restricted stock units awarded under the 2020 and 2024 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2025	181,195	$118.90
Granted	8,400	103.18
Vested	—	—
Forfeited	(2,894)	137.48
Expected to vest at September 30, 2025	186,701	$117.91

As of September 30, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock units was $9.4 million, which is expected to be recognized over the weighted-average vesting period of 2.0 years.

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

	Offering Period Ending	Offering Period Ended	Offering Period Ended	Offering Period Ended
	December 31, 2025	June 30, 2025	December 31, 2024	June 30, 2024
Grant date fair value	$115.19	$131.71	$103.43	$81.60
Risk-free interest rate over contractual term	4.30%	4.31%	4.91%	5.36%
Expected term (in years)	0.50	0.49	0.50	0.41
Expected volatility	60.10%	42.40%	40.93%	47.41%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending December 31, 2025 totaled $0.3 million as of September 30, 2025.

As of September 30, 2025, there was $0.1 million in unrecognized share-based compensation expense related to the offering period ending December 31, 2025.

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

The significant expense categories and consolidated net income provided to the CODM for the three and six months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net revenue:
Products	$10,095	$10,525	$20,050	$20,400
Subscription and maintenance	50,955	41,432	99,579	79,474
Professional services	18,249	16,322	36,347	31,917
Total net revenue	79,299	68,279	155,976	131,791
Cost of revenue (1)	12,893	10,665	25,396	20,965
Product development expenses (1)	16,636	15,745	32,940	29,780
Sales and marketing expenses (1)	9,555	8,551	21,012	15,234
Professional services expenses (1)	11,306	8,563	22,067	16,377
Customer support expenses (1)	3,941	3,757	7,775	7,155
General and administrative expenses (1)	8,706	8,796	18,158	17,958
Share-based compensation	5,000	4,009	10,029	8,438
Other segment items (2)	(448)	6,829	1,999	414
Net income	$11,710	$1,364	$16,600	$15,470

(1)	Exclusive of share-based compensation shown separately
(2)

Other segment items include depreciation, amortization of internal-use software and intangibles, legal settlements, interest income and expense, other non-operating income and expense, income tax benefit, and other charges

The following table lists long-lived assets by geographical area, which includes property and equipment, net and operating lease right-of-use assets as of September 30, 2025 and March 31, 2025:

(In thousands)	September 30, 2025	March 31, 2025
United States	$16,867	$18,618
India	12,641	14,150
Rest of world (1)	871	1,064
Total long-lived assets	$30,379	$33,832

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

The Initial Revolving Loan bore interest at the SOFR Daily Floating Rate (as defined in the Credit Agreement), plus an initial margin of 1.625%, which was subject to adjustment as of each fiscal quarter end within the ranges set forth in the Credit Agreement. We are to pay a commitment fee under the Revolving Facility in respect of any unutilized commitments thereunder, which is determined on a leverage-based sliding scale ranging from 0.225% to 0.325% per annum. The initial commitment fee was 0.275% subject to quarterly adjustment. We record the commitment fee as a component of interest expense. Interest and commitment fees are payable quarterly.

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement. We were in compliance with all financial covenants of the Credit Agreement as of September 30, 2025.

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

The Company recognized acquisition costs of $0.2 million and $0.3 million related to the acquisition of Book4Time, consisting primarily of professional fees, during the three and six months ended September 30, 2025. The consolidated statement of operations includes these costs in other (gains) charges, net.

Revenue attributable to Book4Time included in our condensed consolidated statement of operations, which we define as revenue on Book4Time customer contracts in place as of the Acquisition Date, was $2.1 million and $2.2 million, and $6.9 million and $2.2 million for the three and six months ended September 30, 2025 and 2024, respectively. Net income was not material.

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of Agilysys and Book4Time, on a pro-forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2024 or of results that may occur in the future.

The following unaudited pro-forma financial information for the three and six months ended September 30, 2025 and 2024, respectively, combines the historical results of Agilysys and of Book4Time, as converted to U.S. GAAP, for the respective periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
(In thousands)	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma
Revenue	$79,299	$70,783	$155,976	$138,737
Net income	$12,929	$2,764	$18,955	$10,871

We based the foregoing pro-forma results on estimates and assumptions that we believe are reasonable. The pro-forma results include adjustments primarily related to purchase accounting. We included acquisition costs and other non-recurring charges incurred in the earliest period presented.

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

Overview

Recent Developments

Macroeconomic Conditions

During the three and six months ended September 30, 2025, global macroeconomic and geopolitical conditions were, and continue to be, influenced by a number of factors, including, but not limited to, changes in global tariff and other trade policies, new and existing domestic and foreign laws and regulations, armed conflicts, foreign currency fluctuations, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

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

Results of Operations

Second Fiscal Quarter 2026 Compared to Second Fiscal Quarter 2025

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (decrease)
(In thousands)	2025	2024	$	%
Net revenue:
Products	$10,095	$10,525	$(430)	(4.1)%
Subscription and maintenance	50,955	41,432	9,523	23.0%
Professional services	18,249	16,322	1,927	11.8%
Total net revenue	79,299	68,279	11,020	16.1%
Cost of goods sold:
Products	6,037	5,206	831	16.0%
Subscription and maintenance	10,850	8,827	2,023	22.9%
Professional services	13,445	11,032	2,413	21.9%
Total cost of goods sold	30,332	25,065	5,267	21.0%
Gross profit	$48,967	$43,214	$5,753	13.3%
Gross profit margin	61.7%	63.3%
Operating expenses:
Product development	$17,825	$16,172	$1,653	10.2%
Sales and marketing	9,781	8,794	987	11.2%
General and administrative	10,164	10,162	2	0.0%
Depreciation of fixed assets	964	915	49	5.4%
Amortization of internal-use software and intangibles	1,432	904	528	58.4%
Other (gains) charges, net	(5,456)	2,037	(7,493)	(367.8)%
Legal settlements	110	104	6	5.8%
Operating income	$14,147	$4,126	$10,021	242.9%
Operating income percentage	17.8%	6.0%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended September 30,
	2025	2024
Net revenue:
Products	12.7%	15.4%
Subscription and maintenance	64.3	60.7
Professional services	23.0	23.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.6%	7.6%
Subscription and maintenance	13.7	12.9
Professional services	17.0	16.2
Total cost of goods sold	38.3%	36.7%
Gross profit	61.7%	63.3%
Operating expenses:
Product development	22.5%	23.7%
Sales and marketing	12.3	12.9
General and administrative	12.8	14.9
Depreciation of fixed assets	1.2	1.3
Amortization of internal-use software and intangibles	1.8	1.3
Other (gains) charges, net	(6.8)	3.0
Legal settlements	0.1	0.2
Operating income	17.8%	6.0%

Net revenue. Total net revenue increased $11.0 million, or 16.1%, during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. Products revenue decreased $0.4 million, or 4.1%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer-grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $9.5 million, or 23.0%, compared to the second quarter of fiscal 2025 driven by continued growth in subscription-based service revenue including $5.3 million of Book4Time subscription-based service revenue. Total subscription revenue, including Book4Time subscription revenue, increased 33.1% during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. Professional services revenue increased $1.9 million, or 11.8%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $5.8 million, or 13.3%, during the second quarter of fiscal 2026 and total gross profit margin decreased from 63.3% to 61.7% compared to the second quarter of fiscal 2025 driven by changes in the composition of revenue by category. Products gross profit decreased $1.3 million, or 23.7%, and products gross profit margin decreased from 50.5% to 40.2% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $7.5 million, or 23.0%, and gross profit margin stayed consistent at 78.7%. Professional services gross profit decreased $0.5 million, or 9.2%, and gross profit margin decreased from 32.4% to 26.3% reflecting lower utilization rates due to continued hiring and training of new staff and timing of certain large projects.

Operating Expenses

Operating expenses, excluding other charges, net, and legal settlements, increased $3.2 million, or 8.7%, during the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025.

Product development. Product development increased $1.7 million, or 10.2%, in the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $1.0 million, or 11.2%, in the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025 due to hiring and increased compensation rates across our sales teams.

General and administrative. General and administrative remained consistent with the second quarter of fiscal 2025.

Depreciation of fixed assets. Depreciation of fixed assets remained consistent with the second quarter of fiscal 2025.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $0.5 million in the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other (gains) charges, net. Other (gains) charges, net, consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of certain customer and employment settlements and other business-related matters.

Other income (expense)

	Three Months Ended September 30,		Favorable (unfavorable)
(In thousands)	2025	2024	$	%
Other income (expense):
Interest income	$346	$1,095	$(749)	(68.4)%
Interest expense	(56)	(458)	402	nm
Other income, net	1,274	383	891	nm
Total other income, net	$1,564	$1,020	$544	53.3%

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income, net. Other income, net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Three Months Ended September 30,		Unfavorable
(In thousands)	2025	2024	$	%
Income tax provision	$4,001	$3,782	$219	nm
Effective tax rate	25.5%	nm

nm - not meaningful

For the three months ended September 30, 2025 and 2024, income tax provision and the effective tax rate were primarily driven by activity in India and the U.S.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the three months ended September 30, 2025, we recorded $5.9 million of employee retention credits including associated interest received in cash as other (gains) charges, net, in the condensed consolidated statements of operations.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended September 30, 2025, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA.

Results of Operations

First Half Fiscal 2026 Compared to First Half Fiscal 2025

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,		Increase (decrease)
(In thousands)	2025	2024	$	%
Net revenue:
Products	$20,050	$20,400	$(350)	(1.7)%
Subscription and maintenance	99,579	79,474	20,105	25.3%
Professional services	36,347	31,917	4,430	13.9%
Total net revenue	155,976	131,791	24,185	18.4%
Cost of goods sold:
Products	12,236	10,432	1,804	17.3%
Subscription and maintenance	20,833	16,935	3,898	23.0%
Professional services	26,645	21,342	5,303	24.8%
Total cost of goods sold	59,714	48,709	11,005	22.6%
Gross profit	$96,262	$83,082	$13,180	15.9%
Gross profit margin	61.7%	63.0%
Operating expenses:
Product development	$35,280	$30,892	$4,388	14.2%
Sales and marketing	21,574	15,808	5,766	36.5%
General and administrative	20,920	20,645	275	1.3%
Depreciation of fixed assets	1,908	1,752	156	8.9%
Amortization of internal-use software and intangibles	2,890	1,155	1,735	150.2%
Other (gains) charges, net	(5,203)	2,587	(7,790)	nm
Legal settlements	225	369	(144)	(39.0)%
Operating income	$18,668	$9,874	$8,794	89.1%
Operating income percentage	12.0%	7.5%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six Months Ended September 30,
	2025	2024
Net revenue:
Products	12.9%	15.5%
Subscription and maintenance	63.8	60.3
Professional services	23.3	24.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.8%	7.9%
Subscription and maintenance	13.4%	12.8
Professional services	17.1%	16.3
Total cost of goods sold	38.3%	37.0%
Gross profit	61.7%	63.0%
Operating expenses:
Product development	22.6%	23.4%
Sales and marketing	13.8%	12.0
General and administrative	13.4%	15.7
Depreciation of fixed assets	1.2%	1.3
Amortization of internal-use software and intangibles	1.9%	0.9
Other (gains) charges, net	(3.3)%	2.0
Legal settlements	0.1%	0.2
Operating income	12.0%	7.5%

Net revenue. Total net revenue increased $24.2 million, or 18.4%, during the first half of fiscal 2026 compared to the first half of fiscal 2025. Products revenue decreased $0.4 million, or 1.7%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses and to their decreasing need for hardware due to improvements we have made to our technology enabling more support for consumer-grade devices our customers can source elsewhere. Subscription and maintenance revenue increased $20.1 million, or 25.3%, compared to the first half of fiscal 2025 driven by continued growth in subscription-based service revenue including $10.4 million of Book4Time subscription-based service revenue. Total subscription revenue, including Book4Time subscription revenue, increased 38.3% during the first half of fiscal 2026 compared to the first half of fiscal 2025. Professional services revenue increased $4.4 million, or 13.9%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $13.2 million, or 15.9%, during the first half of fiscal 2026 and total gross profit margin decreased from 63.0% to 61.7% compared to the first half of fiscal 2025 driven by changes in the composition of revenue by category. Products gross profit decreased $2.2 million, or 21.6%, and products gross profit margin decreased from 48.9% to 39.0% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $16.2 million, or 25.9%, and gross profit margin increased from 78.7% to 79.1% as revenue increases outpaced variable costs as a result of cost optimization discipline. Professional services gross profit decreased $0.9 million, or 8.3% and gross profit margin decreased from 33.1% to 26.7% reflecting lower utilization rates due to continued hiring and training of new staff and timing of certain large projects.

Operating Expenses

Operating expenses, excluding other charges, net and legal settlements, increased $12.3 million, or 17.5%, during the first half of fiscal 2026 compared with the first half of fiscal 2025.

Product development. Product development increased $4.4 million, or 14.2%, in the first half of fiscal 2026 compared with the first half of fiscal 2025 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $5.8 million, or 36.5%, in the first half of fiscal 2026 compared with the first half of fiscal 2025 due to hiring and increased compensation rates across our sales teams, sales team additions from the Book4Time acquisition, and timing of marketing event and trade show activity.

General and administrative. General and administrative increased $0.3 million, or 1.3%, in the first half of fiscal 2026 compared with the first half of fiscal 2025 due to increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets increased $0.2 million, or 8.9%, in the first half of fiscal 2026 compared with the first half of fiscal 2025 due to the addition of fixed assets.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $1.7 million, or 150.2%, in the first half of fiscal 2026 compared with the first half of fiscal 2025 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other (gains) charges, net. Other (gains) charges, net consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other income (expense)

	Six Months Ended September 30,		Favorable (unfavorable)
(In thousands)	2025	2024	$	%
Other income (expense):
Interest income	$793	$2,877	$(2,084)	(72.4)%
Interest expense	(273)	(458)	185	nm
Other income, net	1,372	226	1,146	nm
Total other income, net	$1,892	$2,645	$(753)	(28.5)%

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income, net. Other income, net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Six Months Ended September 30,		Unfavorable
(In thousands)	2025	2024	$	%
Income tax provision (benefit)	$3,960	$(2,951)	$6,911	nm
Effective tax rate	19.3%	nm

nm - not meaningful

For the six months ended September 30, 2025 and 2024, income tax provision (benefit) and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the six months ended September 30, 2025, we recorded $6.1 million of employee retention credits including associated interest received in cash as other (gains) charges, net, in the condensed consolidated statements of operations.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended September 30, 2025, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA.

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

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions, including $145.8 million of net cash, partially funded by our Revolving Facility, during the six months ended September 30, 2024, to complete the acquisition of Book4Time. We completed no business combinations during the six months ended September 30, 2025.

At September 30, 2025, 100% of our cash and cash equivalents, of which 88% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $59.3 million as of September 30, 2025, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$10,867	$7,688
Investing activities	(850)	(146,465)
Financing activities	(23,965)	48,680
Effect of exchange rate changes on cash	243	94
Decrease in cash	$(13,705)	$(90,003)

Cash flow provided by operating activities. Due to cash-based earnings of $35.0 million and a decrease of $24.1 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $16.6 million and $18.4 million of non-cash adjustments.

Cash flow used in investing activities. Consists of property and equipment purchases.

Cash flow (used in) provided by financing activities. Consists of $24.0 million in debt repayments during the six months ended September 30, 2025, proceeds from Employee Stock Purchase Plan purchases, and the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of September 30, 2025, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2025.

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

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," “outlook,” “forecast,” “preliminary,” "estimate," "expect," "strategy," "future," "likely," "may," “would,” “could,” "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2025. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On July 23, 2025, William David Wood III, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading plan (the “Wood Plan”) for the sale of up to 6,000 shares of common stock. After the applicable cooling-off period under Rule 10b5-1, transactions under the Wood Plan may begin in October 2025, subject to certain conditions. The Wood Plan will terminate on July 25, 2026, unless terminated earlier in accordance with its terms.

On August 28, 2025, Ramesh Srinivasan, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading plan (the “Srinivasan Plan”) for the sale of up to 133,447 shares of common stock. After the applicable cooling-off period under Rule 10b5-1, transactions under the Srinivasan Plan may begin in November 2025, subject to certain conditions. The Srinivasan Plan will terminate on August 27, 2026, unless terminated earlier in accordance with its terms.

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

AGILYSYS, INC.

Date:	October 27, 2025	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)