Form 10-Q
period 2025-12-31
AGILYSYS INC
filed 2026-01-26
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 16, 2026, the registrant had 28,108,247 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2025 (Unaudited)	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$81,453	$73,041
Accounts receivable, net of allowance for expected credit losses of $780 and $627, respectively	63,699	31,529
Contract assets	3,420	4,523
Inventories	7,794	5,174
Prepaid expenses and other current assets	13,407	9,260
Total current assets	169,773	123,527
Property and equipment, net	14,692	16,718
Operating lease right-of-use assets	14,903	17,114
Goodwill	135,845	130,640
Intangible assets, net	68,785	70,802
Deferred income taxes, non-current	60,519	66,520
Other non-current assets	10,661	9,049
Total assets	$475,178	$434,370
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,504	$12,388
Contract liabilities	92,502	70,654
Accrued liabilities	19,472	22,324
Operating lease liabilities, current	5,423	5,658
Total current liabilities	129,901	111,024
Deferred income taxes, non-current	11,501	10,986
Operating lease liabilities, non-current	14,881	17,304
Debt, non-current	—	24,000
Other non-current liabilities	5,772	5,170
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 28,097,684 and 28,015,775 shares outstanding at December 31, 2025 and March 31, 2025, respectively	10,003	10,003
Treasury shares, 5,244,604 and 5,326,513 at December 31, 2025 and March 31, 2025, respectively	(1,576)	(1,600)
Capital in excess of stated value	125,719	109,785
Retained earnings	187,477	160,980
Accumulated other comprehensive loss	(8,500)	(13,282)
Total shareholders' equity	313,123	265,886
Total liabilities and shareholders' equity	$475,178	$434,370

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2025	2024	2025	2024
Net revenue:
Products	$10,681	$10,677	$30,731	$31,077
Subscription and maintenance	52,007	44,379	151,586	123,853
Professional services	17,702	14,505	54,049	46,422
Total net revenue	80,390	69,561	236,366	201,352
Cost of goods sold:
Products	5,946	5,550	18,182	15,982
Subscription and maintenance	10,909	9,531	31,742	26,466
Professional services	13,293	10,625	39,938	31,967
Total cost of goods sold	30,148	25,706	89,862	74,415
Gross profit	50,242	43,855	146,504	126,937
Gross profit margin	62.5%	63.0%	62.0%	63.0%
Operating expenses:
Product development	18,926	14,971	54,207	45,863
Sales and marketing	9,106	9,013	30,681	24,822
General and administrative	10,833	9,536	31,753	30,181
Depreciation of fixed assets	1,009	985	2,918	2,738
Amortization of internal-use software and intangibles	1,417	1,622	4,307	2,777
Other (gains) charges, net	(2,717)	(12)	(7,923)	2,576
Legal settlements, net	(64)	330	161	699
Total operating expense	38,510	36,445	116,104	109,656
Operating income	11,732	7,410	30,400	17,281
Other income (expense):
Interest income	485	416	1,278	3,293
Interest expense	(30)	(657)	(303)	(1,116)
Other income, net	696	574	2,068	804
Income before taxes	12,883	7,743	33,443	20,262
Income tax provision	2,986	3,913	6,946	962
Net income	$9,897	$3,830	$26,497	$19,300

Weighted average shares outstanding - basic	27,970	27,667	27,882	27,446

Net income per share - basic:	$0.35	$0.14	$0.95	$0.70

Weighted average shares outstanding - diluted	28,438	28,314	28,379	28,248

Net income per share - diluted:	$0.35	$0.14	$0.93	$0.68

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2025	2024	2025	2024
Net income	$9,897	$3,830	$26,497	$19,300
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	1,597	(10,049)	4,782	(9,498)
Total comprehensive income	$11,494	$(6,219)	$31,279	$9,802

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2025	2024

Operating activities
Net income	$26,497	$19,300
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on asset disposals	2	24
Depreciation of fixed assets	2,918	2,738
Amortization of internal-use software and intangibles	4,307	2,777
Amortization of developed technology acquired	498	301
Deferred income taxes	5,823	(980)
Share-based compensation	15,798	12,656
Changes in operating assets and liabilities	(21,681)	(8,840)
Net cash provided by operating activities	34,162	27,976
Investing activities
Cash paid for business combination, net of cash acquired	—	(144,945)
Capital expenditures	(1,424)	(2,082)
Additional investments in corporate-owned life insurance policies	—	(27)
Net cash used in investing activities	(1,424)	(147,054)
Financing activities
Debt proceeds, net of issuance costs	—	49,646
Debt repayments	(24,000)	(12,000)
Proceeds from Employee Stock Purchase Plan purchases	777	453
Repurchase of common shares to satisfy employee tax withholding	(1,357)	(2,848)
Net cash (used in) provided by financing activities	(24,580)	35,251
Effect of exchange rate changes on cash	254	(303)
Net increase (decrease) in cash and cash equivalents	8,412	(84,130)
Cash and cash equivalents at beginning of period	73,041	144,891
Cash and cash equivalents at end of period	$81,453	$60,761

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended December 31, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2025	33,342	$10,003	(5,300)	$(1,593)	$120,854	$177,580	$(10,097)	$296,747
Share-based compensation	—	—	—	—	5,579	—	—	5,579
Shares issued upon exercise of SSARs	—	—	18	6	(6)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(5)	(2)	(695)	—	—	(697)
Other common stock issuances, net	—	—	42	13	(13)	—	—	—
Net income	—	—	—	—	—	9,897	—	9,897
Unrealized translation adjustments	—	—	—	—	—	—	1,597	1,597
Balance at December 31, 2025	33,342	$10,003	(5,245)	$(1,576)	$125,719	$187,477	$(8,500)	$313,123

	Three Months Ended December 31, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2024	33,342	$10,003	(5,402)	$(1,622)	$102,275	$153,225	$(3,619)	$260,262
Share-based compensation	—	—	—	—	4,173	—	—	4,173
Shares issued upon exercise of SSARs	—	—	36	11	(11)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(12)	(4)	(1,421)	—	—	(1,425)
Other common stock issuances, net	—	—	(2)	(1)	1	—	—	—
Net income	—	—	—	—	—	3,830	—	3,830
Unrealized translation adjustments	—	—	—	—	—	—	(10,049)	(10,049)
Balance at December 31, 2024	33,342	10,003	(5,380)	(1,616)	105,017	157,055	(13,668)	256,791

	Nine Months Ended December 31, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2025	33,342	$10,003	(5,327)	$(1,600)	$109,785	$160,980	$(13,282)	$265,886
Share-based compensation	—	—	—	—	15,803	—	—	15,803
Shares issued upon exercise of SSARs	—	—	37	11	(11)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(7)	(3)	(619)	—	—	(622)
Other common stock issuances, net	—	—	52	16	761	—	—	777
Net income	—	—	—	—	—	26,497	—	26,497
Unrealized translation adjustments	—	—	—	—	—	—	4,782	4,782
Balance at December 31, 2025	33,342	$10,003	(5,245)	$(1,576)	$125,719	$187,477	$(8,500)	$313,123

	Nine Months Ended December 31, 2024
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	12,900	—	—	12,900
Shares issued upon exercise of SSARs	—	—	581	175	(175)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(28)	(9)	(2,832)	—	—	(2,841)
Other common stock issuances, net	—	—	32	9	444	—	—	453
Net income	—	—	—	—	—	19,300	—	19,300
Unrealized translation adjustments	—	—	—	—	—	—	(9,498)	(9,498)
Balance at December 31, 2024	33,342	10,003	(5,380)	(1,616)	105,017	157,055	(13,668)	256,791

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

The Condensed Consolidated Balance Sheet as of December 31, 2025, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended December 31, 2025 and 2024 and the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2025 and 2024, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Recently Adopted and Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”) to clarify current interim disclosure requirements and create a comprehensive list of interim disclosures required under U.S. GAAP. The ASU also incorporates a disclosure principle that requires interim period disclosures of material events or changes that have occurred since the previous year-end. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, or our fiscal 2029, with early adoption permitted. We are currently assessing the impact on our Condensed Consolidated Financial Statements.

In December 2025, the Financial Accounting Standards Board FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”) to establish authoritative guidance on how to recognize, measure, and present government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, or our fiscal 2030, and interim reporting periods within those annual reporting periods. The ASU may be applied using a modified prospective, modified retrospective or retrospective approach with early adoption permitted in an interim or annual reporting period. If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. We adopted ASU 2025-10 under the modified prospective approach effective as of April 1, 2025 – see Note 6, Income Taxes.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, or our fiscal 2029, and interim reporting periods within those annual reporting periods. The ASU may be applied prospectively, retrospectively or through a modified transition approach with early adoption permitted. We are currently evaluating the potential impact the ASU may have on our Consolidated Financial Statements upon adoption.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $10.7 million and $10.7 million, and $30.7 million and $31.1 million for the three and nine months ended December 31, 2025 and 2024, respectively. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $69.7 million and $58.9 million, and $205.6 million and $170.3 million for the three and nine months ended December 31, 2025 and 2024, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $13.9 million and $10.6 million, and $66.8 million and $52.8 million for the three and nine months ended December 31, 2025 and 2024, respectively. Because the right to the consideration became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.1 million for the three months ended December 31, 2025, and $4.5 million and $2.2 million for the nine months ended December 31, 2025 and 2024, respectively.

Substantially all of our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of December 31, 2025 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $7.2 million and $5.5 million of capitalized sales incentive costs as of December 31, 2025 and 2024, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and nine months ended December 31, 2025, we expensed $0.9 million and $3.4 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.6 million and $1.7 million, respectively. During the comparable periods ending December 31, 2024, we expensed $1.0 million and $2.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.5 million and $1.3 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	December 31, 2025	March 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$10,227	$8,059
Employee retention credits receivable (see Note 6, Income Taxes)	3,016	—
Other	164	1,201
Total	$13,407	$9,260

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$17,606	$17,007
Income and indirect taxes payable	1,003	1,512
Other	863	3,805
Total	$19,472	$22,324

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2025	2024
Cash receipts for interest	$1,254	$3,181
Cash payments for interest	274	955
Cash payments for income tax, net	1,718	1,566
Cash payments for operating leases	5,162	3,843
Accrued capital expenditures	115	17

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three and nine months ended December 31, 2025 and 2024:

	Three months ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Income tax provision	$2,986	$3,913	$6,946	$962
Effective tax rate	23.2%	50.5%	20.8%	4.7%

nm - not meaningful

For the nine months ended December 31, 2025, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, global intangible low-taxed income (GILTI) and the mix of earnings in the U.S. and India.

For the nine months ended December 31, 2024, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with Share-Based Compensation.

For the three months ended December 31, 2025 and 2024, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, GILTI and the mix of earnings in the U.S. and India.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. We filed our employee retention credit claims under the CARES Act during January 2024. In accordance with ASU 2025-10, which we adopted early effective as of April 1, 2025 as permitted, we record any credits for which collection is probable after considering all facts and circumstances including whether any statutes of limitations apply. We consider collection probable once we receive confirmation that the Internal Revenue Service has processed our claim for the credit, and we know the amount of the credit plus any associated interest to be refunded. During the nine months ended December 31, 2025 and 2024, we recorded $9.1 million and $0.5 million, respectively, of employee retention credits including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations. As of December 31, 2025, we recorded $3.0 million of employee retention credits receivable as other current assets on the condensed consolidated balance sheet.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended December 31, 2025, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA. OBBBA also amended and extended to calendar year 2030 the statute of limitations for employee retention credits under the CARES Act for certain employment taxes incurred during the three months ended September 30, 2021. The amendment and extension does not impact our recognition and measurement of credits under ASU 2025-10.

7. Commitments and Contingencies

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

As of December 31, 2025, we have an additional operating lease that has not yet commenced of approximately $0.9 million. This lease is expected to commence in fiscal year 2027 with an initial lease term of approximately 2 years.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$9,897	$3,830	$26,497	$19,300

Denominator:
Weighted average shares outstanding - basic	27,970	27,667	27,882	27,446
Dilutive SSARs	301	399	303	514
Dilutive unvested restricted stock units	89	44	74	40
Dilutive unvested restricted shares	78	204	120	248
Weighted average shares outstanding - diluted	28,438	28,314	28,379	28,248

Income per share - basic:	$0.35	$0.14	$0.95	$0.70
Income per share - diluted:	$0.35	$0.14	$0.93	$0.68

Anti-dilutive restricted shares, restricted stock units, and performance shares	198	136	198	136

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 76,335 and 248,704 of restricted shares at December 31, 2025 and 2024, respectively, as these shares were issued but were not vested and therefore not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for grants included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Product development	$3,422	$2,293	$9,429	$7,199
Sales and marketing	555	541	1,531	1,115
General and administrative	1,792	1,384	4,838	4,342
Total share-based compensation expense	$5,769	$4,218	$15,798	$12,656

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs and a lattice option pricing model to estimate the fair value of market condition SSARs. There were no SSARs granted during the nine months ended December 31, 2025 and 2024.

The following table summarizes the activity during the nine months ended December 31, 2025 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2025	394,959	$20.04
Granted	—	—
Exercised	(45,421)	19.90
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2025	349,538	$20.06	1.4	$34,528
Exercisable at December 31, 2025	349,538	$20.06	1.4	$34,528
Vested at December 31, 2025	349,538	$20.06	1.4	$34,528

As of December 31, 2025, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2025 for restricted shares granted under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2025	229,710	$76.01
Granted	4,970	100.19
Vested	(154,821)	67.31
Forfeited	(3,524)	93.50
Expected to vest at December 31, 2025	76,335	$94.49

As of December 31, 2025, total unrecognized share-based compensation expense related to unvested restricted shares was $2.4 million, which is expected to be recognized over a weighted-average vesting period of 1.2 years.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during nine months ended December 31, 2025 for restricted stock units awarded under the 2020 and 2024 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2025	181,195	$118.90
Granted	208,051	126.28
Vested	(43,010)	137.34
Forfeited	(5,783)	134.03
Expected to vest at December 31, 2025	340,453	$120.83

As of December 31, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock units was $29.7 million, which is expected to be recognized over the weighted-average vesting period of 2.6 years.

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

	Offering Period Ended	Offering Period Ended	Offering Period Ended	Offering Period Ended
	December 31, 2025	June 30, 2025	December 31, 2024	June 30, 2024
Grant date fair value	$115.19	$131.71	$103.43	$81.60
Risk-free interest rate over contractual term	4.30%	4.31%	4.91%	5.36%
Expected term (in years)	0.50	0.49	0.50	0.41
Expected volatility	60.10%	42.40%	40.93%	47.41%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending December 31, 2025 totaled $0.7 million as of December 31, 2025.

As of December 31, 2025, there was no unrecognized share-based compensation expense related to the offering period ended December 31, 2025.

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

The significant expense categories and consolidated net income provided to the CODM for the three and nine months ended December 31, 2025 and 2024 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net revenue:
Products	$10,681	$10,677	$30,731	$31,077
Subscription and maintenance	52,007	44,379	151,586	123,853
Professional services	17,702	14,505	54,049	46,422
Total net revenue	80,390	69,561	236,366	201,352
Cost of revenue (1)	12,684	11,277	38,080	32,242
Product development expenses (1)	17,223	15,183	50,163	44,963
Sales and marketing expenses (1)	8,745	8,477	29,757	23,711
Professional services expenses (1)	11,274	8,085	33,341	24,462
Customer support expenses (1)	4,119	3,662	11,894	10,817
General and administrative expenses (1)	9,196	8,277	27,354	26,235
Share-based compensation	5,769	4,218	15,798	12,656
Other segment items (2)	1,483	6,552	3,482	6,966
Net income	$9,897	$3,830	$26,497	$19,300

(1)	Exclusive of share-based compensation shown separately
(2)

Other segment items include depreciation, amortization of internal-use software and intangibles, legal settlements, interest income and expense, other non-operating income and expense, income tax benefit, and other charges

The following table lists long-lived assets by geographical area, which includes property and equipment, net and operating lease right-of-use assets as of December 31, 2025 and March 31, 2025:

(In thousands)	December 31, 2025	March 31, 2025
United States	$16,019	$18,618
India	12,878	14,150
Rest of world (1)	698	1,064
Total long-lived assets	$29,595	$33,832

(1)	No individual country other than the United States and India exceeded 10% of our total long-lived assets for any period presented

11. Debt

Revolving Credit Facility

On August 16, 2024 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. On the Credit Agreement Closing Date, the Company drew $50.0 million on the Revolving Facility (the “Initial Revolving Loan”), the proceeds of which we used to fund the Book4Time acquisition described in Note 12 below. There is no principal balance outstanding as of December 31, 2025.

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

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement. We were in compliance with all financial covenants of the Credit Agreement as of December 31, 2025.

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

The Company recognized acquisition costs of $0.4 million related to the acquisition of Book4Time, consisting primarily of professional fees, during the nine months ended December 31, 2025. The consolidated statement of operations includes these costs in other (gains) charges, net.

Revenue attributable to Book4Time included in our condensed consolidated statement of operations, which we define as revenue on Book4Time customer contracts in place as of the Acquisition Date, was $4.6 million for the three months ended December 31, 2024, and $6.9 million and $6.8 million for the nine months ended December 31, 2025 and 2024, respectively. Net income was not material.

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

The following unaudited pro-forma financial information for the three and nine months ended December 31, 2025 and 2024, respectively, combines the historical results of Agilysys and of Book4Time, as converted to U.S. GAAP, for the respective periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
(In thousands)	Pro-Forma	Pro-Forma	Pro-Forma	Pro-Forma
Revenue	$80,390	$69,561	$236,366	$208,298
Net income	$9,954	$4,159	$27,347	$13,608

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

Overview

Recent Developments

Macroeconomic Conditions

During the three and nine months ended December 31, 2025, global macroeconomic and geopolitical conditions were, and continue to be, shaped by a number of factors, including, but not limited to, changes in global tariff and other trade policies, new and existing domestic and foreign laws and regulations, armed conflicts, foreign currency fluctuations, labor shortages and natural disasters. We believe such factors are negatively influencing customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins with varying impact across our markets.

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

Results of Operations

Third Fiscal Quarter 2026 Compared to Third Fiscal Quarter 2025

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Increase (decrease)
(In thousands)	2025	2024	$	%
Net revenue:
Products	$10,681	$10,677	$4	0.0%
Subscription and maintenance	52,007	44,379	7,628	17.2%
Professional services	17,702	14,505	3,197	22.0%
Total net revenue	80,390	69,561	10,829	15.6%
Cost of goods sold:
Products	5,946	5,550	396	7.1%
Subscription and maintenance	10,909	9,531	1,378	14.5%
Professional services	13,293	10,625	2,668	25.1%
Total cost of goods sold	30,148	25,706	4,442	17.3%
Gross profit	$50,242	$43,855	$6,387	14.6%
Gross profit margin	62.5%	63.0%
Operating expenses:
Product development	$18,926	$14,971	$3,955	26.4%
Sales and marketing	9,106	9,013	93	1.0%
General and administrative	10,833	9,536	1,297	13.6%
Depreciation of fixed assets	1,009	985	24	2.4%
Amortization of internal-use software and intangibles	1,417	1,622	(205)	(12.6)%
Other (gains) charges, net	(2,717)	(12)	(2,705)	nm
Legal settlements, net	(64)	330	(394)	nm
Operating income	$11,732	$7,410	$4,322	58.3%
Operating income percentage	14.6%	10.7%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended December 31,
	2025	2024
Net revenue:
Products	13.3%	15.3%
Subscription and maintenance	64.7	63.8
Professional services	22.0	20.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.4%	8.0%
Subscription and maintenance	13.6	13.7
Professional services	16.5	15.3
Total cost of goods sold	37.5%	37.0%
Gross profit	62.5%	63.0%
Operating expenses:
Product development	23.5%	21.5%
Sales and marketing	11.3	13.0
General and administrative	13.5	13.7
Depreciation of fixed assets	1.3	1.4
Amortization of internal-use software and intangibles	1.8	2.3
Other (gains) charges, net	(3.4)	0.0
Legal settlements, net	(0.1)	0.4
Operating income	14.6%	10.7%

Net revenue. Total net revenue increased $10.8 million, or 15.6%, during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. Products revenue remained flat. The recent trend of declining products revenue due to increasing customer preference for subscription-based versus perpetual software licenses, was offset during the quarter by higher fulfillment of perpetual software licenses compared to the previous three quarters. Subscription and maintenance revenue increased $7.6 million, or 17.2%, compared to the third quarter of fiscal 2025 driven by continued growth in subscription-based service revenue. Total subscription revenue increased 23.1% during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. Professional services revenue increased $3.2 million, or 22.0%, due to higher service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $6.4 million, or 14.6%, during the third quarter of fiscal 2026 and total gross profit margin decreased from 63.0% to 62.5% compared to the third quarter of fiscal 2025 driven by changes in the composition of revenue by category. Products gross profit decreased $0.4 million, or 7.6%, and products gross profit margin decreased from 48.0% to 44.3% due to the composition of hardware products delivered. Subscription and maintenance gross profit increased $6.3 million, or 17.9%, and gross profit margin increased from 78.5% to 79.0% as subscription revenue increases outpaced associated variable costs as a result of certain cost control measures. Professional services gross profit increased $0.5 million, or 13.6%, and gross profit margin decreased from 26.7% to 24.9% reflecting lower utilization rates due to continued hiring and training of new staff.

Operating Expenses

Operating expenses, excluding other (gains) charges, net, and legal settlements, net, increased $5.2 million, or 14.3%, during the third quarter of fiscal 2026 compared with the third quarter of fiscal 2025.

Product development. Product development increased $4.0 million, or 26.4%, in the third quarter of fiscal 2026 compared with the third quarter of fiscal 2025 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $0.1 million, or 1.0%, in the third quarter of fiscal 2026 compared with the third quarter of fiscal 2025 due to hiring and increased compensation rates across our sales teams offset by timing of marketing event and trade show activity.

General and administrative. General and administrative increased $1.3 million, or 13.6%, in the third quarter of fiscal 2026 compared with the third quarter of fiscal 2025 due to increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets remained consistent with the third quarter of fiscal 2025.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles decreased $0.2 million in the third quarter of fiscal 2026 compared with the third quarter of fiscal 2025 as a result of changes to the purchase price allocation during the measurement period impacting certain intangible assets resulting from the Book4Time acquisition.

Other (gains) charges, net. Other (gains) charges, net, consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements, net. Legal settlements, net, consist of certain customer and employment settlements and other business-related matters net of any recoveries.

Other income (expense)

	Three Months Ended December 31,		Favorable (unfavorable)
(In thousands)	2025	2024	$	%
Other income (expense):
Interest income	$485	$416	$69	16.6%
Interest expense	(30)	(657)	627	95.4%
Other income, net	696	574	122	21.3%
Total other income, net	$1,151	$333	$818	245.6%

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income, net. Other income, net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Three Months Ended December 31,		Favorable
(In thousands)	2025	2024	$	%
Income tax provision	$2,986	$3,913	$(927)	(23.7)%
Effective tax rate	23.2%	50.5%

nm - not meaningful

For the three months ended December 31, 2025 and 2024, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, GILTI and the mix of earnings in the U.S. and India.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the three months ended December 31, 2025 and 2024, we recorded $3.0 million and $0.5 million, respectively, of employee retention credits under the CARES Act including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations. As of December 31, 2025, we recorded $3.0 million of employee retention credits receivable as other current assets on the condensed consolidated balance sheet.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended December 31, 2025, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA.

Results of Operations

First Nine Months Fiscal 2026 Compared to First Nine Months Fiscal 2025

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,		Increase (decrease)
(In thousands)	2025	2024	$	%
Net revenue:
Products	$30,731	$31,077	$(346)	(1.1)%
Subscription and maintenance	151,586	123,853	27,733	22.4%
Professional services	54,049	46,422	7,627	16.4%
Total net revenue	236,366	201,352	35,014	17.4%
Cost of goods sold:
Products	18,182	15,982	2,200	13.8%
Subscription and maintenance	31,742	26,466	5,276	19.9%
Professional services	39,938	31,967	7,971	24.9%
Total cost of goods sold	89,862	74,415	15,447	20.8%
Gross profit	$146,504	$126,937	$19,567	15.4%
Gross profit margin	62.0%	63.0%
Operating expenses:
Product development	$54,207	$45,863	$8,344	18.2%
Sales and marketing	30,681	24,822	5,859	23.6%
General and administrative	31,753	30,181	1,572	5.2%
Depreciation of fixed assets	2,918	2,738	180	6.6%
Amortization of internal-use software and intangibles	4,307	2,777	1,530	55.1%
Other (gains) charges, net	(7,923)	2,576	(10,499)	nm
Legal settlements, net	161	699	(538)	(77.0)%
Operating income	$30,400	$17,281	$13,119	75.9%
Operating income percentage	12.9%	8.6%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Nine Months Ended December 31,
	2025	2024
Net revenue:
Products	13.0%	15.4%
Subscription and maintenance	64.1	61.5
Professional services	22.9	23.1
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.7%	7.9%
Subscription and maintenance	13.4%	13.1
Professional services	16.9%	16.0
Total cost of goods sold	38.0%	37.0%
Gross profit	62.0%	63.0%
Operating expenses:
Product development	22.9%	22.8%
Sales and marketing	13.0%	12.3
General and administrative	13.5%	15.0
Depreciation of fixed assets	1.2%	1.4
Amortization of internal-use software and intangibles	1.8%	1.4
Other (gains) charges, net	(3.4)%	1.3
Legal settlements, net	0.1%	0.2
Operating income	12.9%	8.6%

Net revenue. Total net revenue increased $35.0 million, or 17.4%, during the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. Products revenue decreased $0.3 million, or 1.1%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses. Subscription and maintenance revenue increased $27.7 million, or 22.4%, compared to the first nine months of fiscal 2025 driven by continued growth in subscription-based service revenue including $15.7 million and $6.6 million of Book4Time subscription-based service revenue during the nine months ended December 31, 2025 and 2024, respectively. Total subscription revenue, including Book4Time subscription revenue, increased 32.6% during the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. Professional services revenue increased $7.6 million, or 16.4%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $19.6 million, or 15.4%, during the first nine months of fiscal 2026 and total gross profit margin decreased from 63.0% to 62.0% compared to the first nine months of fiscal 2025 driven by changes in the composition of revenue by category. Products gross profit decreased $2.5 million, or 16.9%, and products gross profit margin decreased from 48.6% to 40.8% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $22.5 million, or 23.1%, and gross profit margin increased from 78.6% to 79.1% as revenue increases outpaced variable costs as a result of cost optimization discipline. Professional services gross profit decreased $0.3 million, or 2.4%, and gross profit margin decreased from 31.1% to 26.1% reflecting lower utilization rates due to continued hiring and training of new staff and timing of certain large projects.

Operating Expenses

Operating expenses, excluding other charges, net and legal settlements, net, increased $17.5 million, or 16.4%, during the first nine months of fiscal 2026 compared with the first nine months of fiscal 2025.

Product development. Product development increased $8.3 million, or 18.2%, in the first nine months of fiscal 2026 compared with the first nine months of fiscal 2025 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $5.9 million, or 23.6%, in the first nine months of fiscal 2026 compared with the first nine months of fiscal 2025 due to hiring and increased compensation rates across our sales teams, sales team additions from the Book4Time acquisition, higher levels of marketing event and trade show activity, and increased bad debt expense.

General and administrative. General and administrative increased $1.6 million, or 5.2%, in the first nine months of fiscal 2026 compared with the first nine months of fiscal 2025 due to increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets increased $0.2 million, or 6.6%, in the first nine months of fiscal 2026 compared with the first nine months of fiscal 2025 due to the addition of fixed assets.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $1.5 million, or 55.1%, in the first nine months of fiscal 2026 compared with the first nine months of fiscal 2025 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other (gains) charges, net. Other (gains) charges, net consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements, net. Legal settlements, net, consist of certain customer and employment settlements and other business-related matters net of any recoveries.

Other income (expense)

	Nine Months Ended December 31,		Favorable (unfavorable)
(In thousands)	2025	2024	$	%
Other income (expense):
Interest income	$1,278	$3,293	$(2,015)	(61.2)%
Interest expense	(303)	(1,116)	813	72.8%
Other income, net	2,068	804	1,264	157.2%
Total other income, net	$3,043	$2,981	$62	2.1%

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income, net. Other income, net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Nine Months Ended December 31,		Unfavorable
(In thousands)	2025	2024	$	%
Income tax provision	$6,946	$962	$5,984	nm
Effective tax rate	20.8%	4.7%

nm - not meaningful

For the nine months ended December 31, 2025, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, GILTI and the mix of earnings in the U.S. and India.

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

During the nine months ended December 31, 2025 and 2024, we recorded $9.1 million and $0.5 million, respectively, of employee retention credits under the CARES Act including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations. As of December 31, 2025, we recorded $3.0 million of employee retention credits receivable as other current assets on the condensed consolidated balance sheet.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended December 31, 2025, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA.

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

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions, including $145.8 million of net cash, partially funded by our Revolving Facility, during the nine months ended December 31, 2024, to complete the acquisition of Book4Time. We completed no business combinations during the nine months ended December 31, 2025.

At December 31, 2025, 100% of our cash and cash equivalents, of which 92% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $81.5 million as of December 31, 2025, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Nine Months Ended December 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$34,162	$27,976
Investing activities	(1,424)	(147,054)
Financing activities	(24,580)	35,251
Effect of exchange rate changes on cash	254	(303)
Increase (decrease) in cash	$8,412	$(84,130)

Cash flow provided by operating activities. Due to cash-based earnings of $55.9 million and a decrease of $21.7 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $26.5 million and $29.4 million of non-cash adjustments.

Cash flow used in investing activities. Consists of property and equipment purchases.

Cash flow (used in) provided by financing activities. Consists of $24.0 million in debt repayments during the nine months ended December 31, 2025, proceeds from Employee Stock Purchase Plan purchases, and the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of December 31, 2025, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AGILYSYS, INC.

Date:	January 26, 2026	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)