Form 10-K
period 2026-03-31
AGILYSYS INC
filed 2026-05-21
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2025, was $2,328,842,858.

The number of shares of Registrant’s Common Stock outstanding as of May 8, 2026 was 28,166,629.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2026 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement, or an amendment to this Report, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AGILYSYS, INC.

Annual Report on Form 10-K

Year Ended March 31, 2026

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

Part I

Item 1. Business.

Overview

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, multi-amenity resorts, cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare facilities. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys is also known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across the Americas, Europe, the Middle East, Africa, Asia-Pacific, and India with headquarters located in Alpharetta, GA.

The Company has one reportable segment serving the global hospitality industry.

Our principal executive offices are located at 3655 Brookside Parkway, Suite 300, Alpharetta, Georgia, 30022.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2026 refers to the fiscal year ended March 31, 2026.

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

We present revenue and costs of goods sold in three categories:

•
Products
•
Subscription and maintenance
•
Professional services

Total revenue for these three specific areas is as follows:

	Year Ended March 31,
(In thousands)	2026	2025	2024
Products	$41,168	$41,324	$49,083
Subscription and maintenance	205,941	170,051	138,069
Professional services	72,203	64,249	50,312
Total	$319,312	$275,624	$237,464

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

Our portfolio of hospitality software solutions:

The hospitality industry operates as an end-to-end business that spans guest engagement, on-property operations, and back-of-house functions. Historically, however, technology providers have delivered fragmented, product-centric solutions that require operators to manage multiple systems, integrations, and vendors. To better align with how hospitality businesses actually operate, we focus on delivering an integrated, cloud-based technology platform that supports Hospitality & Leisure, Food & Beverage, and Inventory & Procurement functions within a unified environment.

Our software platform brings together core operational systems, including property management (PMS), point of sale (POS), and inventory and procurement, on a shared data foundation. This approach enables hospitality operators to manage the complete guest and employee journey more effectively. The platform is designed to be modular, allowing customers to deploy and expand functionality across areas such as digital access, mobility, self-service, personalized offers, payments, service workflows, and analytics as their business needs evolve, without adding unnecessary complexity.

Increasingly, our platform incorporates advanced data and artificial intelligence capabilities that support more informed decision-making and more personalized hospitality experiences. These capabilities apply analytics, machine learning, and automation across operational and guest data to help customers better understand guest preferences, optimize pricing and inventory decisions, improve labor efficiency, and identify opportunities to increase revenue and profitability while maintaining high service standards.

Through this integrated platform approach, customers seek to maximize revenue per available guest by delivering hospitality interactions that are both personal and profitable. Over time, this supports improved guest satisfaction and loyalty, increased wallet share, stronger employee retention, and improved operating margins across a wide range of hospitality environments.

Food & Beverage (F&B) Ecosystem Solutions:

Agilysys Food & Beverage Ecosystem solutions allow customers to provide their guests with an omni-channel experience within their property. Offering flexibility, guests can choose to create their own experience through mobile or kiosk ordering, or opt for more traditional service by interacting with staff like cashiers, bartenders, and servers. Irrespective of the channel of interaction for the guest, our POS suite provides a single integrated enterprise-grade back-office management system with robust reporting capabilities. This allows our customers to manage menus, price changes, purchasing trends, inventory and sales reporting from a single integrated source providing for increased efficiency as well as providing a richer guest profile.

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

Agilysys IG Kiosk™ is an enterprise-class self-service, customer-facing kiosk point of sale F&B solution for the hospitality industry. It is ideal for food & beverage venues such as buffets, grab ‘n go, corporate cafeterias and food courts. Its flexibility supports a variety of operational workflows, such as “order and pay”, “order only”, “pay at cashier” and “self-check-out,” and integrates with a variety of property management, casino management and loyalty systems.

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

Agilysys IG KDS™ is a digital kitchen management solution that integrates with the entire point of sale ecosystem of solutions to deliver staff and customer-originated orders to the kitchen for preparation. Custom attributes such as guest phone number, name, guest location or packaging instructions can be provided on each incoming order so the order can be fulfilled promptly to guests. Guests can optionally be notified of order completion via an order status monitor (OSM) or via text message.

Agilysys IG OnDemand™ provides a visual, interactive food and beverage ordering experience to any mobile device – phone, tablet, or laptop – with a browser-based self-service experience. Using a simple, intuitive interface, guests can easily order and reorder from anywhere across the property, driving order velocity and volume. It also can meet the need for a tableside order and pay experience. It supports ordering for multiple guests at a table over the course of a meal using their own devices making the ordering process contactless while freeing up staff to spend more time with guests.

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

Agilysys IG Fly™ is a mobile handheld all-in-one POS solution that empowers staff to do it all on one device: table-side, pool-side, popup-side, wherever-side, keeping guests happy and servers hustling. It allows properties to boost guest spending with sleek handheld devices that facilitate order placement and payment acceptance without servers ever leaving guests. Servers are readily available to satisfy each guest’s immediate requests while providing faster service.

Agilysys IG Quick Pay™ allows guests to use their own mobile device, scan a QR code on the InfoGenesis check, review a digital copy of the check, add a tip & initiate payment, maintaining a fully contactless guest payment experience. The product can be sold as a standalone payment solution or can be bundled with IG OnDemand for a complete order and pay experience.

Agilysys IG Smart Menu™ provides a contactless menu display on a guest’s own mobile device - phone, tablet, or laptop. Simply scan a QR code to access a venue menu that is linked directly to the actual items available in the IG OnDemand system, not a pdf or a website link. The product can be sold as a standalone menu solution or can be bundled with IG OnDemand for a complete menu, order and pay experience.

Agilysys IG Digital Menu Board™ provides large screen menu and image display on commercial television monitors. It will display a venue menu that is linked directly to the actual items available in the IG OnDemand system, not a pdf or a website link, so it can easily reflect the latest items and pricing.

Agilysys IG PanOptic™ kiosk revolutionizes the guest experience. When a guest places multiple food and beverage items on a tray, advanced computer vision and proprietary machine learning instantly recognize the entire selection, populating the digital cart in a single, seamless moment.

Agilysys Pay™ payment processing solution is our innovative payment gateway. Agilysys Pay protects guests’ financial data and reduces risk by leveraging point-to-point encryption (P2PE) and tokenization with every credit card transaction. Agilysys Pay Complete is one of the first payment gateways in the world to receive official PCI-P2PE validation, allowing us to offer Payment Card Industry cost and scope reduction that other providers cannot. These security benefits are built on top of a full-featured, enterprise-grade gateway that offers broad support for U.S., Canadian, European and certain Asian countries’ credit card processors and a wide variety of payment device options for every use-case, including countertop, pay-at-table, EMV, mobile tablet, and signature capture scenarios.

Agilysys Pay offers contactless payment options in all markets as well as supporting various wallet payment options like Apple Pay®, Google Pay®, AliPay®, and WeChat®.

Agilysys eCash™ delivers the convenience of a seamless cashless experience for guests while streamlining internal operations. The solution allows operators to establish custom charge accounts for members, employees, students, complimentary programs, or any user-defined category. Backed by a centralized database for efficient, real-time transaction processing, eCash offers robust configuration options and flexible account parameters to ensure effortless management across the entire enterprise.

Agilysys Gift Card™ is a flexible, user-friendly solution that makes managing gift cards effortless. The platform handles everything from adding and checking balances to enabling cross-outlet redemption, giving guests a seamless purchasing experience throughout the entire property.

Agilysys Analyze™ is a cloud-based data analytic platform focused on the needs of the hospitality industry. It is a full business intelligence solution that collects data from Agilysys point of sale and property management solutions and helps food & beverage and property operators gain critical insight into business operations and performance. Out-of-the-box analysis helps hospitality operators manage costs, minimize loss due to fraud, boost item sales, increase server productivity, occupancy, room revenue, and other profit enhancing capabilities.

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

Agilysys LMS® is a core H&L solution. An on-premise or hosted, web and mobile-enabled, PMS solution targeting the operator with large, complex operations. It runs 24/7 to automate every aspect of hotel operations in properties from 100 to over 7,000 rooms, and has interfaces to a wide array of industry applications including but not limited to all core casino management systems and leading global distribution systems. Its foundation expands to incorporate modules for activities scheduling, attraction ticketing and more.

Agilysys Versa® PMS is a core H&L solution. It is installed in hotels and multi-amenity resorts ranging from 50-1,500 rooms. It is a complete hospitality solution expanding beyond traditional PMS solutions, enabling the resort to run its end-to-end operations, including front desk, housekeeping, maintenance, accounting, and condo owner management, with tight integration to Agilysys Sales & Catering, Spa, Golf, and Reserve. Versa provides an integrated solution with interfaces to leading global distribution systems, casino management systems, hospitality automation and our other products.

Agilysys Stay™ PMS is a core H&L solution. It is our cloud-native SaaS property management system that optimizes operational efficiency, increases revenue and enhances guest service. Agilysys Stay is currently generally available for all hotels and chains, as well as for select service casino hotels. Agilysys Stay offers powerful capabilities for multi-property operations, allowing managers to view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

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

Agilysys Book™ is a commission-free, easy-to-use reservation system that’s designed to move guests effortlessly through the booking process of hotel rooms, spa appointments and golf tee times for a single guest itinerary. The solution allows booking of one or more rooms and is seamlessly connected with our core PMS solutions to provide a flawless experience for guests and hotel operators. Agilysys Book is the only booking engine in the market that seamlessly integrates with the core primary gaming system and allows for casino operators to enable their patrons to self-book their entitlements resulting in increased guest satisfaction and reduced operational expenses. The solution also allows operators to capture increased revenue through add-ons and upsells of premium rooms.

Agilysys Express Kiosk™ streamlines hotel check-in and check-out, improving both staff efficiency and the guest experience. By offering a user-friendly self-service option in the lobby, guests can bypass the front desk, leading to faster service and enhanced convenience without requiring additional front-line staff. The kiosk also includes ID verification to help hotels efficiently maintain security standards.

Agilysys Express Mobile™ simplifies check-in and check-out even further and at the same time allows operators to offer mobile keys, concurrent dining reservations or room upsells, all on a personal mobile device such as a smart phone or tablet. Properties are turning to mobility at an ever-increasing pace to improve efficiency. With Agilysys Express Mobile, it’s easy to reduce wait times and empower guests by putting the power of choice in the palm of their hand. Agilysys Express Mobile allows for digital ID verification before securely delivering the digital room key to the guest phone, allowing operators to maintain security standards while allowing the guest to bypass the front desk.

Agilysys Book4Time™ is a cloud-based spa and wellness management platform that unifies scheduling, payments, memberships, inventory, and analytics in a single, easy-to-use system. It streamlines operations and eliminates manual processes so staff can focus on delivering personalized, seamless guest experiences. With built-in mobile booking, revenue optimization tools, and enterprise scalability, Book4Time helps brands increase per-guest spend, improve profitability, and deliver consistent wellness experiences across properties.

Agilysys Spa™ covers all aspects of running a spa, from scheduling guests for services to managing staff schedules. With this guest-centric technology, spas have more time to focus on creating personalized experiences in places of quiet tranquility. Agilysys Spa is a single solution that connects effortlessly to our other software solutions. The solution includes real-time integration, simplifies the appointment booking process, enhances the guest experience, and maximizes the value of the spa as a revenue center.

Integrated with our booking engine, Agilysys Book, customers can book both their hotel room and their spa appointments from a single place, giving operators additional opportunities to upsell and cross sell various amenities that they offer.

Agilysys Golf™ is guest centric golf management software that offers golf property managers complete pro shop management with tee time scheduling, member profile/billing, tournament management and Web and e-mail access bundled into one solution. Customers are given the option of using our robust built in retail POS module or they may choose to leverage the power of InfoGenesis. Staff can easily schedule and personalize reservations for guests, which then appear on itineraries, confirmations, and folios. Resort operations with multiple amenities can integrate with Agilysys Book and allow patrons to book both their resort reservation and their golf tee time simultaneously.

Agilysys Sales & Catering™ provides a cloud-native comprehensive sales & event management system that provides powerful tools for hotels, conference centers and resorts of all sizes. With a complete view of every group and event, as well as individual guests throughout their entire stay, the system analyzes the value of each guest and group across meeting and shoulder dates. The result is improved event revenue opportunities and streamlined management, enabling event planners and sales teams to more efficiently sell, manage and service their clients.

Agilysys Service™ is our integrated service optimization platform that allows our customers to provide an integrated hospitality experience for their guests while driving greater operational efficiency by connecting departments across the hotel, including the front desk, house-keeping, concierge, maintenance, bell desk, food runners, wait staff, etc. The Agilysys Service platform provides a unified communication and messaging service for guest and staff interaction as well as internal staff interaction. Apart from providing the functionality for managing back of house operations like house-keeping, engineering and maintenance, the Agilysys service platform proactively tracks events and exceptions that take place in the hotel or resort and drive targeted action to ensure a high level of guest satisfaction at all times.

Agilysys Authorize™ provides support for fully-automated and secure online payments for room deposits, 3rd party guarantees and folio charges while eliminating the need for manual credit card authorization forms. Payment is seamlessly authorized and posted appropriately in real-time.

Agilysys DataMagine® document management solution is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with other Agilysys products, adding functionality and providing seamless workflows to cross functional areas. DataMagine helps drive the Go Green initiative at a number of our customer sites by enabling a completely paperless experience through all facets of the customer's operations, from signature capture at the front desk to automated routing of POs and requisition orders for approvals. DataMagine provides robust indexing and archiving features to allow easy contextual based document retrieval.

Agilysys Reserve™ solution is a guest-centric reservation and wait list management solution that helps operators book various venues and experiences. The solution allows operators to manage restaurant, cabana and auditorium reservations. With an innovative doll house view approach, patrons have the ability to select and book a specific seat in a restaurant or auditorium or a specific cabana on a pool deck online. With built-in price yielding capabilities, Agilysys Reserve allows operators to maximize revenue opportunities for various locations. Using the built-in guest management system, operators can build guest profiles and provide a superior experience while driving repeat guests.

Agilysys Digital Marketing™ provides a flexible hospitality marketing automation solution supporting guest email and SMS marketing communications through event and campaign-based rules. Marketers can segment guests by type or other criteria and send context-related communications at time of reservation, check-in, check-out or by marketing campaign types. Digital email campaigns allow users an inexpensive way to stay connected to their guest throughout the guest journey. The result is increased return visits and improved revenue from targeted offers based upon guest segment and journey stage.

Agilysys Retail™ is our basic POS solution to support retail item sales in spas, gift shops or pro-shops that don’t need a full enterprise POS system. The system allows you to easily setup and track inventory, sell items in conjunction with other services, and consolidate all charges on the guest folio.

Agilysys Central Reservations™ provides a single sign-on across multiple customer properties that allows staff to view guest profiles, trips, room availability across properties, make/modify/transfer reservations, scan property offers and rates, and more. The result is improved central reservations efficiency, increased revenue from cross-property sales and upsells, and superior guest service.

Agilysys Loyalty & Promotions™ provides a comprehensive loyalty and promotions management solution to help operators track guest preferences and craft a wide variety of programs and targeted offers. This solution supports point earning and redemption at every guest interaction and provides a guest portal for self-service account management. This solution helps our customers understand and leverage guest preferences for tailored promotions and offers, which drive repeat visits and a larger share of their wallet.

Agilysys Membership™ helps customers control membership programs by defining membership types, facilitating online registration, and managing membership balances, among other things. Whether customers manage memberships for individuals, families, groups, corporate accounts or all of these, they define the parameters for each category. The membership portal allows easy online registrations for new guests and gives guests the ability to check their balances and redeem points via gift cards, eCash, loyalty, and more.

Agilysys Residence Management™ delivers a comprehensive approach to managing residences. Key features include detailed reports for analyzing profitability and unit-specific expenses, as well as robust tools for managing revenue allocations and splitting expenses across owners, the association, and the property.

Agilysys Guest App™ is a downloadable customer-branded mobile guest engagement app that provides a frictionless guest experience from booking to check-out. It combines a selection of Agilysys mobile applications in a single convenient app, including Agilysys Book for room, golf and spa reservations; Agilysys Express Mobile for mobile check in/out and digital room keys; and an administrative portal that provides a full content management system for complete control of branding, options, property images and more. It is available for iOS and Android mobile devices.

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

Agilysys Stratton Warren System™ (SWS) integrates with all leading financial and POS software products. The software manages the entire procurement process via e-commerce, from business development to the management of enterprise-wide backend systems and daily operations. Agilysys SWS Direct is an add-on module for SWS that provides a convenient, efficient and intuitive shopping cart experience to SWS users. SWS Direct streamlines operations, provides enhanced bidding and request for pricing services, and offers supplier registration tools and self-service maintenance capabilities.

Representative Agilysys clients include:

7 Cedars Casino	Golden Nugget Lake Charles	Resorts World Bimini
AVI Foodsystems, Inc.	Grand Sierra Resort and Casino	Rosen Hotels & Resorts
Boyd Gaming Corporation	Hialeah Park	Rosewood Castiglion Del Bosco
Caesars Entertainment	Hilton Worldwide	Royal Caribbean Group
Carnival UK	Inspire Resort Korea	Spooky Nook Sports
Cartoon Network Hotel	Intercontinental Hotel Group	Station Casinos
Casino del Sol Resort	Kimpton Hotels	The Kessler Collection
Catholic Charities	Marina Bay Sands Singapore	The Sea Pines Resort
Chukchansi Gold Resort & Casino	Marriott International	The Venetian Resort Hotel Casino
Compass Group North America	Maryland Live! Casino	Treehouse – London
Comanche Nation of Oklahoma	MGM	UT Southwestern Medical Center
The Cosmopolitan of Las Vegas	Oxford Casino	Vail Resorts
Dickies Arena	Pinehurst Resort	Valley View Casino & Hotel
Drury Hotels	Prairie Band Casino & Resort	Wendover Resorts
Ellis Island Hotel, Casino and Brewery

Industry and Markets

We are a technology software solutions company exclusively focused on the hospitality industry. Our products have been enabling mission-critical core hospitality operations for more than four decades. Our software solutions are essential for running the operations of the hospitality business and are designed to drive substantial customer benefits through increased revenue, improved operational efficiency, enhanced guest experience and improved employee morale. In addition, many of our solutions offer mobility options, providing customers operational flexibility. Our innovative software solutions described above have been purpose-built to serve the unique needs of the following hospitality verticals: casinos, hotels, multi-amenity resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. We operate across the Americas, Europe, the Middle East, Africa, Asia-Pacific, and India with headquarters located in Alpharetta, GA.

We estimate our total addressable market is approximately $16 billion in annual recurring revenue. While the size of the opportunity might face pressure in an economic downturn, we believe it remains in the billions of dollars while our business represents only a fraction of that size. We believe we are well positioned to win market share given our relative competitive strength in the industry.

Customers

Our customer base is highly fragmented and includes large, medium-sized and boutique hospitality providers, both owned and franchised, as well as divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of settings where brand differentiation is important, and competition for guest recruitment is intense.

Products and Services Backlog

Backlog includes orders confirmed for products scheduled to be shipped, as well as certain professional and software subscription and maintenance services to be provided. Although we believe that the orders included in the backlog are firm commitments, we may allow some orders to be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where we believe it is in our best interest to do so. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period. However, backlog is included as a component of our remaining performance obligation to the extent we determine that the orders are non-cancelable. Refer to Note 3, Revenue Recognition, to our consolidated financial statements included under Part II, Item 8 of this annual report for additional information on remaining performance obligations.

Human Capital

As of March 31, 2026, we employed approximately 2,413 employees, with approximately 70%, 26%, 3%, and 1% of our employees located in India, North America, Asia-Pacific, and EMEA, respectively. We recognize our employees as our greatest asset, and their well-being and growth are critical investments in our continued success.

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

We compete with other full-service providers who sell and deliver bundled POS and PMS solutions comprised of software, hardware, subscription, maintenance, and professional services. These companies, some of which are much larger than we are, include Oracle Corp., Shiji and Infor. We also compete with smaller software companies which provide either POS or PMS solutions like Maestro. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are compliant in all material respects with all applicable environmental laws. We do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations. For information about environmental regulations applicable to our business, refer to Item 1A Risk Factors.

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

Our business, markets, growth prospects and business model may be impacted or altered by decreases in travel and leisure activities resulting from weak economic conditions, increases in energy prices and changes in tariffs and currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease and/or pandemics, violence, war, terrorism, and/or other wide-ranging and sustained events.

Our future success will depend on our ability to develop new solutions, product upgrades and services that achieve market acceptance.

Our business is characterized by rapid and continual changes in technology and evolving industry standards. We believe that in order to remain competitive in the future we need to continue to develop new products, product upgrades and services, requiring the investment of significant financial resources. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product or product upgrade on a timely basis, we will be unable to introduce new products or product upgrades into the market that are demanded by our customers and prospective customers, and our business and operating results would be materially and adversely affected.

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

Our product development activities also could be impacted by competition from products with new features or new technologies, such as artificial intelligence (AI) and/or machine learning, that might render our existing products less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.

We use AI in our platform and product offerings, and our success is dependent upon our ability to leverage data, develop competitive products, and manage related risks.

We utilize AI solutions both for internal productivity purposes and in products and services available to our customers. We also work with partners who have incorporated or may incorporate AI solutions in their products and services. While AI and machine learning present opportunities for enhanced productivity, AI also introduces cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks that could adversely impact our business. For example, if the content, recommendations or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, or if the data used to train these applications are or are alleged to be deficient or inaccurate or legally impermissible to train on, we could be subject to competitive risks, potential legal liability, and reputational harm. Furthermore, the integration of third-party AI models, including Large Language Models, within our products and services may rely, in part, on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. In addition, AI may present evolving ethical issues. If our use of AI becomes controversial, we may experience reputational harm or legal liability.

Further, given the early stage of generative AI, the evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-US laws concerning the use of AI. For example, the EU’s Artificial Intelligence Act, or AI Act, originally entered into force on August 1, 2024, and is expected to undergo amendments as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems.

Likewise, within the United States, the regulatory landscape is rapidly evolving as evidenced by several U.S. states introducing or enacting legislation that is designed to govern the development or use of AI. Our ability to use and offer AI and machine learning solutions may be constrained by current or future laws, regulatory, or self-regulatory requirements. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” Federal efforts have thus far have not been successful in curtailing state action on AI regulation, which has contributed to an increasingly complicated regulatory landscape. The rapid evolution of AI, including potential additional government regulation of AI and its various uses, may require significant resources for us to implement compliant and ethical AI practices. We may also be subject to significant enforcement actions or litigation in the event of any perceived or actual non-compliance.

The rapid adoption of AI technologies may create an “arms race” dynamic in our industry, in which competitors leverage AI to develop more efficient, automated, or lower-cost alternatives to our offerings or to disrupt traditional subscription-based software models. In addition, AI-enabled tools may bypass or reduce reliance on traditional application-layer workflows, which could diminish the value of our platform and adversely affect demand for our solutions.

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

We compete for customers based on several factors, including price. The competitive markets in which we operate may require us to reduce our prices in order to contend with the pricing models of our competitors. If our competitors discount certain products or services, we may have to lower prices on certain products or services in order to attract or retain customers. Any such price modifications would likely reduce margins and could have adverse effects on our profitability. In addition, if we fail to reduce our prices in order to contend with the pricing models of our competitors, we may not be able to retain customers or grow our business, which could adversely affect our revenues and liquidity. Additionally, as we incorporate AI into our products, we must appropriately adjust our pricing to accommodate the rapidly rising cost of AI. If we do not increase our product price successfully, we may not be able to recover our costs, which could adversely affect our revenues and profitability.

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

We rely on a concentrated number of suppliers for the majority of our hardware and for certain software and related service needs. We do not have long term agreements with many of these suppliers. If we can no longer obtain these hardware, software or services from our major suppliers due to mergers, acquisitions or consolidation within the marketplace, material changes in their partner programs, their refusal to continue to supply to us on reasonable terms or at all, and we cannot find suitable replacement suppliers, it may have a material adverse impact on our future operating results and gross margins. Additionally, as we increase our reliance on AI to run our business, we could be vulnerable to price increases from AI providers. If we cannot pass those costs on to our customers, we could face pressure on our gross margins.

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

We have international offices in Canada, the United Kingdom, Dubai, Australia, China, Hong Kong, Malaysia, the Philippines, Singapore, and India. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including but not limited to those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; complying with a variety of foreign laws, rules and regulations; producing localized versions of our products; developing integrations between our products and other locally-used products; import and export restrictions and tariffs; enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; language and cultural barriers; foreign currency fluctuations; inflation and any regulatory actions to counter inflation; and political and economic instability abroad.

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

Despite testing prior to the release and throughout the lifecycle of a product or service, our on-premise and cloud-based solutions sometimes contain coding or configuration errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released on-premise or cloud-based solutions can be time consuming and costly. Errors in our on-premise and cloud-based solutions could affect their ability to properly function, integrate or operate with other software or hardware offerings, could result in service interruptions, delays or outages, could create security vulnerabilities in our products or services, could delay the development or release of new products or services or new versions of products or services, and could adversely affect market acceptance of our products or services. Due to the centralized nature of SaaS delivery models, any service interruption or outage may have an immediate and widespread impact across multiple customers simultaneously, which could result in customer dissatisfaction, financial obligations under service level agreements, and reputational harm.

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

We have integrated AI and machine learning features into our technology stack to improve guest analytics, demand forecasting, and automated workflows, among other things. These models are complex and their efficacy depends on the quality of the data used for training. If the underlying data is flawed, or if the AI models experience "hallucinations" or logical failures, our platforms may produce inaccurate, biased, or unreliable outputs. In a hospitality context, such errors—ranging from incorrect pricing recommendations to failures in guest service automation—could result in operational disruptions for our customers, contractual disputes, and harm to our brand reputation. The "black box" nature of certain AI models may also make it difficult for us to troubleshoot these errors or provide transparent explanations to our users and regulators.

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

Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to data privacy, AI, information security, trade compliance, tax, and labor matters.

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

We may become subject to regulation and disclosure requirements related to environmental, social and governance (ESG) matters. In addition, stakeholders, including investors, customers, suppliers and employees, may pressure us to make commitments on these matters that may be difficult to manage or achieve. If we fail to make or meet such commitments, we may be subject to criticism, reputational harm or legal liability.

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

Our solutions are primarily delivered through multi-tenant cloud architectures in which multiple customers are served through shared environments. Although we employ controls designed to logically segregate customer data, any failure, vulnerability, or misconfiguration could result in unauthorized access to or exposure of one customer’s data to another, which could lead to legal liability, regulatory scrutiny, and reputational harm.

We also rely on identity and access management controls to govern user access across our systems. Risks associated with overprivileged accounts or accounts not centrally managed through our single sign-on systems could create vulnerabilities. Any failure to promptly revoke or appropriately manage access credentials, including those of former personnel or compromised accounts, may result in unauthorized access or data exfiltration.

In addition, our services depend on integrations with third-party applications through APIs, OAuth tokens, and similar authentication mechanisms. Mismanagement, compromise, or misuse of such credentials could enable unauthorized access and allow threat actors to move laterally across interconnected systems, increasing the scope and impact of a cybersecurity incident.

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

The number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate future attacks or implement adequate security measures. We have experienced attacks in the past, which did not have any material adverse effects on our business, financial condition or results of operations. However, we may experience security breaches that could remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers, and ultimately, our business.

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

The global regulatory landscape surrounding AI is rapidly evolving and remains highly uncertain. We are subject to emerging privacy and data protection mandates, which may impose stringent requirements on how we develop and deploy AI models. Compliance with these regulations requires substantial financial resources and management attention. Additionally, there is significant legal uncertainty regarding the use of proprietary or third-party data for AI training and the ownership of AI-generated content. We may face claims of intellectual property infringement or find that we are unable to protect our own AI-driven innovations. Furthermore, if our AI processes inadvertently process sensitive guest or employee data in a manner that violates privacy standards (such as GDPR or CCPA), we could be subject to fines, litigation, and regulatory enforcement actions.

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

AI introduces new and sophisticated cybersecurity vulnerabilities. Malicious actors are increasingly using AI to automate the discovery of software vulnerabilities and to launch highly targeted social engineering or "deepfake" attacks against our employees and customers. Additionally, the AI models we use may be subject to novel attack vectors, such as "prompt injection" or "data poisoning," where attackers attempt to manipulate the model's logic or access underlying training data. Any breach that compromises our AI infrastructure or the sensitive data utilized therein could result in the loss of intellectual property, material financial costs for remediation, and loss of customer trust in the security of our products.

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

We maintain relationships with third parties to provide certain services to us or to our customers, including cloud hosting and other cloud-based services. We have contractual obligations to customers based on these relationships and, in some cases, also entrust these providers with both our own sensitive data as well as the sensitive data of our customers (that may include sensitive guest data). If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, guests, or other third parties, regulatory issues, and reputational harm. If it is necessary to migrate these services to other providers because of poor performance, security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time, expense, or exposure to us, any of which could materially adversely impact our business.

Because our cloud-based offerings depend on third-party hosting providers, we are also exposed to risks relating to service availability and performance. We may have contractual service level agreements (“SLAs”) requiring specified uptime and performance standards, and any failure to meet these standards, whether attributable to us or our third-party providers, could result in service credits, financial penalties, customer claims, or contract terminations.

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

In addition, many of our projects are critical to the operations of our customers’ businesses. While our contracts typically include provisions designed to limit our exposure to legal claims relating to our products and services, these provisions may not adequately protect us or may not be enforceable in all cases. The general liability insurance coverage that we maintain, including coverage for errors and omissions, is subject to important exclusions and limitations. We cannot be certain that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our profitability.

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

During the year ended March 31, 2026, the trading price of our common stock ranged from a low close of $65.76 to a high close of $141.12. The market price for our common stock has experienced and may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors that have affected and may continue to affect the trading price of our common stock may include, but are not limited to:

•
uncertainties in the global economy;
•
economic news or other events generally causing volatility in the trading markets;
•
our operating results failing to meet the expectations of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;
•
announcements by us or our competitors of acquisitions, new offerings or improvements, significant contracts, commercial relationships or capital commitments;
•
our ability to market new and enhanced solutions on a timely basis;
•
any major change in our board or management; and
•
general economic and political conditions such as recessions, interest rates, tariffs, fuel prices, international currency fluctuations, supply chain interruptions, global or regional pandemics, and acts of war or terrorism.

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

As of March 31, 2026, we had $133.9 million of goodwill and $66.4 million of intangible assets, net, on our Consolidated Balance Sheet. We review our indefinite-lived intangible assets including goodwill for impairment on at least an annual basis or more frequently if an event or events indicate the potential for impairment. We assess as needed whether there have been impairments in our other intangible assets. We make assumptions and estimates in our assessments that can be complex and subjective. In our assumptions and estimates we consider whether negative factors exist such as deteriorating economic conditions, disruptions to our business, inability to effectively integrate acquired businesses, intensified competition, market capitalization declines, or significant changes in use of the intangible assets. To the extent that such factors or other negative factors emerge, we may record non-cash impairment charges in the future that could negatively impact our financial condition and results of operations.

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

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the DGCL), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

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

We prepare our Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP). Our application of new accounting principles can have a significant impact on our operating results including previously reported results subject to any retroactive treatment. In addition, new accounting principles may require significant changes to certain aspects of our business including how we operate and contract with our customers and suppliers. In order to manage such changes, we may incur significant costs to implement and maintain potentially extensive updates to our accounting systems and internal control over financial reporting that could negatively impact our financial condition and the results of our operations. Furthermore, difficulties or delays in applying new accounting principles could result in a failure to meet our financial reporting obligations.

If we fail to maintain an effective system of internal controls, we may be unable to prevent or detect fraud or internal control deficiencies including material weaknesses, which could have a material adverse impact on our business.

We design and operate our internal control over financial reporting to provide reasonable assurance about the reliability of financial reporting including the preparation of our Consolidated Financial Statements in accordance with GAAP. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement. Accordingly, although the Company’s management has concluded that our internal controls are effective as of March 31, 2026, we cannot provide absolute assurance that the objectives of our controls system are met. No evaluation of internal controls can provide absolute assurance that control matters and instances of fraud, if any, within our Company have been detected.

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

Item 2. Properties.

Our corporate headquarters is located in Alpharetta, Georgia where we lease approximately 28,000 square feet of office space. In addition, we lease approximately 36,000 square feet of office space in Las Vegas, Nevada, 3,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 210,000 square feet of office space in Chennai, India, 14,000 square feet in Markham, Canada, 2,000 square feet in Toronto, Canada, and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 5 years. We believe our office space facilities are sufficient to meet our current needs and do not anticipate any difficulty securing additional space as needed.

Item 3. Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Information About Our Executive Officers.

The following table provides information with respect to all persons serving as executive officers as of May 21, 2026, including business experience for the last five years.

Name	Position	Age	Executive Officer Since
Ramesh Srinivasan	President and Chief Executive Officer since January 2017.	66	2017
Kyle Badger	Senior Vice President, General Counsel and Secretary since October 2011.	57	2011
Joe Youssef	Chief Commercial Officer & Senior Vice President of Sales - Americas & EMEA since August 2024, when he joined Agilysys. Previously, he was Executive Vice President – Commercial from 2023-2024, Executive Vice President – Business Intelligence and Data solutions from 2020-2023, and Executive Vice President - Hospitality from 2014-2020 at Amadeus.	52	2025
Chris Robertson	Vice President, Corporate Controller and Treasurer, since June 2019. Previously he served as Corporate Controller and Treasurer from June 2017 to June 2019.	55	2017
Sethuram Shivashankar	Senior Vice President, Chief Technology Officer and Chief Information Officer, since July 2023. Previously he served as Senior Vice President, Chief Information Officer from March 2022 to July 2023, and Vice President, Special Projects, from January 2022 to March 2022. Prior to Agilysys, he served as Senior Vice President, Gaming Systems at Scientific Games from October 2018 to April 2021.	56	2022
William David (Dave) Wood III	Senior Vice President and Chief Financial Officer since June 2020. Previously he served as Vice President – Corporate Strategy & Investor Relations from June 2019 to May 2020, and Vice President – Finance from June 2017 to June 2019.	48	2020

There are no family relationships among the executive officers or directors of the Company.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares, without par value, are traded on the NASDAQ Global Select Market under the symbol “AGYS”. As of May 8, 2026, there were 896 registered holders of our common shares.

Dividends

We did not pay dividends in fiscal 2026 or 2025 on our common stock and are unlikely to do so in the foreseeable future. The current practice of the Board of Directors is to retain any available earnings for use in the operations and growth of our business, both organically and through acquisitions.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the Russell 2000) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2021 through March 31, 2026. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

Indexed Returns

	Base Period	Fiscal Years Ended March 31,
Company Name / Index	2021	2022	2023	2024	2025	2026
Agilysys, Inc.	$100.00	$83.15	$172.02	$175.64	$151.19	$148.26
Russell 2000	$100.00	$94.21	$83.28	$99.69	$95.70	$120.32
Peer Group	$100.00	$99.08	$85.82	$116.70	$125.68	$104.92

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), management explains the general financial condition and results of operations for Agilysys and subsidiaries including:

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

Overview

Recent Developments

Macroeconomic Conditions

During the year ended March 31, 2026, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, political unrest, armed conflicts, changes to tariffs and trade policies, labor shortages and natural disasters. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Book4Time

On August 20, 2024, we acquired Book4Time Parent, Inc. (Book4Time), a global leader in spa management SaaS software, as further described in Note 16, Business Combination, to our consolidated financial statements included under Part II, Item 8 of this annual report. The cash consideration for the acquisition totaled $145.8 million of net cash, partially funded by a credit agreement (the Credit Agreement) we entered into on August 16, 2024 (the Credit Agreement Closing Date), with the lenders party thereto and Bank of America, N.A., as lender and administrative agent, as further described in Note 15, Debt, to our consolidated financial statements included under Part II, Item 8 of this annual report.

Our Business

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, multi-amenity resorts, cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare facilities. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys is also known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. The Company has one reportable segment serving the global hospitality industry. Agilysys operates across the Americas, Europe, the Middle East, Africa, Asia-Pacific, and India with headquarters located in Alpharetta, GA.

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

Results of Operations

Fiscal 2026 Compared to Fiscal 2025

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Increase (decrease)
(In thousands)	2026	2025	$	%
Net revenue:
Products	$41,168	$41,324	$(156)	(0.4)%
Subscription and maintenance	205,941	170,051	35,890	21.1%
Professional services	72,203	64,249	7,954	12.4%
Total net revenue	319,312	275,624	43,688	15.9%
Cost of goods sold:
Products	24,349	22,055	2,294	10.4%
Subscription and maintenance	42,521	37,464	5,057	13.5%
Professional services	52,519	44,117	8,402	19.0%
Total cost of goods sold	119,389	103,636	15,753	15.2%
Gross profit	$199,923	$171,988	$27,935	16.2%
Gross profit margin	62.6%	62.4%
Operating expenses:
Product development	$72,746	$62,411	$10,335	16.6%
Sales and marketing	39,776	33,144	6,632	20.0%
General and administrative	42,217	40,832	1,385	3.4%
Depreciation of fixed assets	3,840	3,679	161	4.4%
Amortization of internal-use software and intangibles	5,745	3,859	1,886	48.9%
Other (gains) charges, net	(7,683)	4,628	(12,311)	nm
Legal settlements, net	267	844	(577)	(68.4)%
Operating income	$43,015	$22,591	$20,424	90.4%
Operating income percentage	13.5%	8.2%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statements of Operations line items to our consolidated net revenues for the periods presented:

	Year Ended March 31,
	2026	2025
Net revenue:
Products	12.9%	15.0%
Subscription and maintenance	64.5	61.7
Professional services	22.6	23.3
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	7.6%	8.0%
Subscription and maintenance	13.3	13.6
Professional services	16.5	16.0
Total cost of goods sold	37.4%	37.6%
Gross profit	62.6%	62.4%
Operating expenses:
Product development	22.8%	22.6%
Sales and marketing	12.5	12.0
General and administrative	13.2	14.8
Depreciation of fixed assets	1.2	1.3
Amortization of internal-use software and intangibles	1.8	1.4
Other (gains) charges, net	(2.5)	1.7
Legal settlements, net	0.1	0.4
Operating income	13.5%	8.2%

Net revenue. Total net revenue increased $43.7 million, or 15.9%, in fiscal 2026 compared to fiscal 2025. Products revenue decreased $0.2 million, or 0.4%, due to increasing customer preference for subscription-based software licenses instead of perpetual software licenses. Subscription and maintenance revenue increased $35.9 million, or 21.1%, driven by continued growth in subscription-based revenue including $21.3 million and $11.2 million of Book4Time subscription-based revenue during the years ended March 31, 2026 and 2025, respectively. Total subscription revenue, including Book4Time subscription revenue, increased 30.2% in fiscal 2026 compared to fiscal 2025. Professional services revenue increased $8.0 million, or 12.4%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $27.9 million, or 16.2%, in fiscal 2026 and total gross profit margin increased from 62.4% to 62.6% compared to fiscal 2025 driven by changes in the composition of revenue by category. Products gross profit decreased $2.5 million, or 12.7%, and gross profit margin decreased from 46.6% to 40.9% due to the composition of hardware and proprietary software products delivered. Subscription and maintenance gross profit increased $30.8 million, or 23.3%, and gross profit margin increased from 78.0% to 79.4% as revenue increases outpaced variable costs as a result of cost optimization discipline. Professional services gross profit decreased $0.4 million, or 2.2%, and gross profit margin decreased from 31.3% to 27.3% reflecting lower utilization rates due to continued hiring and training of new staff and timing of certain large projects.

Operating expenses

Operating expenses, excluding the charges for legal settlements and other (gains) charges, net increased $20.4 million, or 14.2%, in fiscal 2026 compared with fiscal 2025. As a percent of total revenue, operating expenses have decreased 0.8% in fiscal 2026 compared with fiscal 2025.

Product development. Product development includes all expenses associated with research and development. Product development increased $10.3 million, or 16.6%, during fiscal 2026 as compared with fiscal 2025 due to hiring and increased compensation rates across our development teams and increased travel.

Sales and marketing. Sales and marketing increased $6.6 million, or 20.0%, in fiscal 2026 compared with fiscal 2025 due to hiring and increased compensation rates across our sales teams, sales team additions from the Book4Time acquisition, continued expansion of marketing event and trade show activity, and increased bad debt expense.

General and administrative. General and administrative increased $1.4 million, or 3.4%, in fiscal 2026 compared to fiscal 2025 due to increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets increased $0.2 million or 4.4% in fiscal 2026 as compared to fiscal 2025 due to the timing of asset additions and assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $1.9 million or 48.9% in fiscal 2026 as compared to fiscal 2025 due to the addition of certain intangible assets resulting from the Book4Time acquisition.

Other (gains) charges, net. Other (gains) charges, net changed $12.3 million due primarily to significant gains from employee retention credits during fiscal 2026 compared to significant acquisition costs related to business combinations during fiscal 2025.

Legal settlements. Legal settlements decreased $0.6 million during fiscal 2026 compared to fiscal 2025 due to a decrease in certain customer settlements.

Other Income (Expense)

	Year Ended March 31,		Favorable (unfavorable)
(In thousands)	2026	2025	$	%
Other income (expense):
Interest income	$1,992	$3,782	$(1,790)	(47.3)%
Interest expense	(493)	(1,529)	1,036	(67.8)%
Other income, net	3,894	791	3,103	392.3%
Total other income, net	$5,393	$3,044	$2,349	77.2%

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges and unutilized commitment fees under our Credit Agreement and amortization of related debt issuance costs.

Other income, net. Other income, net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year Ended March 31,		Favorable
(In thousands)	2026	2025	$	%
Income tax provision	$9,617	$2,410	$7,207	299.0%
Effective tax rate	19.9%	9.4%

For fiscal 2026, the effective tax rate was different than the statutory rate due primarily to excess tax benefits associated with share-based compensation, Net Controlled Foreign Corporation Tested Income (NCTI), previously global intangible low-taxed income (GILTI), and U.S. R&D credits.

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

The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. As of March 31, 2026, we had $10.5 million of federal net operating loss carryforwards that expire, if unused, in fiscal year 2039, and $42.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $112.2 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2027 through 2046. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we released valuation allowances previously maintained against our businesses in Singapore and Hong Kong.

Fiscal 2025 Compared to Fiscal 2024

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2025 and 2024:

	Year Ended March 31,		Increase (decrease)
(In thousands)	2025	2024	$	%
Net revenue:
Products	$41,324	$49,083	$(7,759)	(15.8)%
Subscription and maintenance	170,051	138,069	31,982	23.2%
Professional services	64,249	50,312	13,937	27.7%
Total net revenue	275,624	237,464	38,160	16.1%
Cost of goods sold:
Products	22,055	26,318	(4,263)	(16.2)%
Subscription and maintenance	37,464	30,870	6,594	21.4%
Professional services	44,117	36,020	8,097	22.5%
Total cost of goods sold	103,636	93,208	10,428	11.2%
Gross profit	$171,988	$144,256	$27,732	19.2%
Gross profit margin	62.4%	60.7%
Operating expenses:
Product development	$62,411	$56,739	$5,672	10.0%
Sales and marketing	33,144	28,439	4,705	16.5%
General and administrative	40,832	36,279	4,553	12.5%
Depreciation of fixed assets	3,679	3,896	(217)	(5.6)%
Amortization of internal-use software and intangibles	3,859	1,366	2,493	182.5%
Other charges, net	4,628	1,756	2,872	163.6%
Legal settlements, net	844	28	816	nm
Operating income	$22,591	$15,753	$6,838	nm
Operating income percentage	8.2%	6.6%

The following table presents the percentage relationship of our Consolidated Statements of Operations line items to our consolidated net revenues for the periods presented:

	Year Ended March 31,
	2025	2024
Net revenue:
Products	15.0%	20.7%
Subscription and maintenance	61.7	58.1
Professional services	23.3	21.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	8.0%	11.1%
Subscription and maintenance	13.6	13.0
Professional services	16.0	15.2
Total cost of goods sold	37.6%	39.3%
Gross profit	62.4%	60.7%
Operating expenses:
Product development	22.6%	23.9%
Sales and marketing	12.0	12.0
General and administrative	14.8	15.3
Depreciation of fixed assets	1.3	1.6
Amortization of internal-use software and intangibles	1.4	0.6
Other charges, net	1.7	0.7
Legal settlements, net	0.4	0.0
Operating income	8.2%	6.6%

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

Legal settlements, net. Legal settlements, net increased $0.8 million during fiscal 2025 compared to fiscal 2024 due to an increase in certain customer settlements.

Other Income (Expense)

	Year Ended March 31,		Favorable (unfavorable)
(In thousands)	2025	2024	$	%
Other income (expense):
Interest income	$3,782	$5,083	$(1,301)	(25.6)%
Interest expense	$(1,529)	$—	(1,529)	nm
Other income (expense), net	791	(152)	943	nm
Total other income (expense), net	$3,044	$4,931	$(1,887)	(38.3)%

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year Ended March 31,		Unfavorable
(In thousands)	2025	2024	$	%
Income tax provision	$2,410	$(65,511)	$67,921	nm
Effective tax rate	9.4%	nm

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

The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the Revolving Facility). The Revolving Facility includes the ability for the Company to request an increase in the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. On the Credit Agreement Closing Date, we drew $50.0 million on the Revolving Facility, the proceeds of which we used to fund the Business Combination described below. We disclose our Revolving Facility in Note 15, Debt, to our Consolidated Financial Statements included under Item 8 of this Annual Report.

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions, including $145.8 million of net cash, partially funded by our Revolving Facility, during the year ended March 31, 2025, to complete the acquisition of Book4Time. We completed no business combinations during the years ended March 31, 2026 and 2024.

At March 31, 2026, 100% of our cash and cash equivalents, of which 94% were held in the United States, were deposited in bank accounts or invested in highly liquid investments including treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We also invest in commercial paper. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $116.9 million as of March 31, 2026, and access to our Revolving Facility and the broader capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flows

	Year Ended March 31,
(In thousands)	2026	2025	2024
Net cash provided by (used in):
Operating activities	$69,997	$55,128	$48,186
Investing activities	(1,848)	(148,566)	(7,602)
Financing activities	(24,467)	21,928	(8,558)
Effect of exchange rate changes on cash	171	(340)	23
Increase (decrease) in cash	$43,853	$(71,850)	$32,049

Cash flows provided by operating activities. Cash flows provided by operating activities were $70.0 million in fiscal 2026 due to cash-based earnings of $77.8 million and a decrease of $7.8 million from the changes in operating assets and liabilities during fiscal 2026. Cash-based earnings is net income of $38.8 million and $39.0 million in non-cash adjustments including depreciation, amortization, share-based compensation, and deferred income taxes.

Cash flows provided by operating activities were $55.1 million in fiscal 2025. The provision of cash was due to cash-based earnings of $49.4 million and an increase of $5.7 million from the changes in operating assets and liabilities. Cash-based earnings is net income of $23.2 million and $26.2 million in non-cash adjustments including depreciation, amortization, share-based compensation, and deferred income taxes.

Cash flows provided by operating activities were $48.2 million in fiscal 2024. The provision of cash was due to cash-based earnings of $38.2 million and an increase of $10.0 million from the changes in operating assets and liabilities. Cash-based earnings is net income of $86.2 million and $48.0 million in non-cash adjustments including depreciation, amortization, share-based compensation, and deferred income taxes.

Cash flows used in investing activities. Cash flows used in investing activities in fiscal 2026 were $1.8 million consisting of property and equipment purchases.

Cash flows used in investing activities in fiscal 2025 were $148.6 million consisting primarily of $145.8 million in cash paid for business combinations, net of cash acquired, and property and equipment purchases, which decreased during the year ended March 31, 2025 compared to the year ended March 31, 2024 due primarily to leasehold improvements and equipment purchases for our new office lease in Chennai, India during fiscal 2024.

Cash flows used in investing activities in fiscal 2024 were $7.6 million due to $8.1 million in purchases of property and equipment, including internal use software and $0.5 million in cash received from the sale of fixed assets located at our India research and development center.

Cash flows provided by (used in) financing activities. Cash flows used in financing activities in fiscal 2026 were $24.5 million due to debt repayments of $24.0 million, proceeds from Employee Stock Purchase Plan purchases of $1.5 million, and share repurchases of $2.0 million to satisfy employee tax withholding on share-based compensation.

Cash flows provided by financing activities in fiscal 2025 were $21.9 million due to $49.6 million in debt proceeds, net of issuance costs, debt repayments of $26.0 million, proceeds from Employee Stock Purchase Plan purchases of $1.0 million, and share repurchases of $2.7 million to satisfy employee tax withholding on share-based compensation.

Cash flows used in financing activities in fiscal 2024 were $8.6 million due to share repurchases of $6.9 million to satisfy employee tax withholding on share-based compensation, and $1.7 million in preferred stock dividends.

Investments

Investments in Corporate-Owned Life Insurance Policies

Agilysys invests in corporate-owned life insurance policies for certain former executives, for which some are endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. On the Consolidated Balance Sheets at the balance sheet date, the cash surrender value of $1.1 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives’ designated beneficiary of $0.1 million, which approximates fair value, were recorded within “Other non-current liabilities” in the Consolidated Balance Sheets at the balance sheet date.

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

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master service or universal agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Performance obligations specific to each individual contract are defined within the terms of each order. Each performance obligation is identified based on the goods and services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which we will be entitled and expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. Our subscription service revenue is primarily based on rates per location, including rates per points of sale and per room. We recognize certain subscription service revenue on a per-transaction basis. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, any hosting services, and any transaction-based services are not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over monthly periods based on the typical service, invoicing and renewal cycle in accordance with our customer agreement terms.

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

Professional services revenue primarily consists of fees for consulting, implementation, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Certain professional development services are recognized upon delivery of the developed solutions to the customer. At the end of each reporting period, we recognize the most likely amount of variable consideration on any contract holdbacks we expect to bill for development services delivered. Professional services can be provided by internal or external providers, do not significantly affect the customer’s ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

We use the market approach to derive standalone selling price (SSP) by maximizing observable data points (in the form of recently executed customer contracts) to determine the price customers are willing to pay for the goods and services transferred. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2026, 2025 and 2024, revenue from international operations was 7%, 10% and 6%, respectively, of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2026, 2025 and 2024 fiscal years. Fluctuations in the value of other currencies could materially impact our revenue, expenses, operating profit and net income.

Item 8. Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 21, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

May 21, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2026, and our report dated May 21, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

May 21, 2026

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$116,894	$73,041
Accounts receivable, net of allowance for expected credit losses of $1,105 and $627, respectively	43,069	31,529
Contract assets	4,438	4,523
Inventories	7,529	5,174
Prepaid expenses and other current assets	12,201	9,260
Total current assets	184,131	123,527
Property and equipment, net	13,950	16,718
Operating lease right-of-use assets	13,823	17,114
Goodwill	133,908	130,640
Intangible assets, net	66,359	70,802
Deferred income taxes, non-current	58,069	66,520
Other non-current assets	11,288	9,049
Total assets	$481,528	$434,370
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,445	$12,388
Contract liabilities	83,009	70,654
Accrued liabilities	24,333	22,324
Operating lease liabilities, current	5,323	5,658
Total current liabilities	125,110	111,024
Deferred income taxes, non-current	10,144	10,986
Operating lease liabilities, non-current	13,721	17,304
Debt, non-current	—	24,000
Other non-current liabilities	5,762	5,170
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 28,166,478 and 28,015,775 shares outstanding at March 31, 2026 and March 31, 2025, respectively	10,003	10,003
Treasury shares, 5,175,810 and 5,326,513 at March 31, 2026 and March 31, 2025, respectively	(1,554)	(1,600)
Capital in excess of stated value	131,632	109,785
Retained earnings	199,771	160,980
Accumulated other comprehensive loss	(13,061)	(13,282)
Total shareholders' equity	326,791	265,886
Total liabilities and shareholders' equity	$481,528	$434,370

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In thousands, except per share data)	2026	2025	2024
Net revenue:
Products	$41,168	$41,324	$49,083
Subscription and maintenance	205,941	170,051	138,069
Professional services	72,203	64,249	50,312
Total net revenue	319,312	275,624	237,464
Cost of goods sold:
Products	24,349	22,055	26,318
Subscription and maintenance	42,521	37,464	30,870
Professional services	52,519	44,117	36,020
Total cost of goods sold	119,389	103,636	93,208
Gross profit	199,923	171,988	144,256
Gross profit margin	62.6%	62.4%	60.7%
Operating expenses:
Product development	72,746	62,411	56,739
Sales and marketing	39,776	33,144	28,439
General and administrative	42,217	40,832	36,279
Depreciation of fixed assets	3,840	3,679	3,896
Amortization of internal-use software and intangibles	5,745	3,859	1,366
Other (gains) charges, net	(7,683)	4,628	1,756
Legal settlements, net	267	844	28
Total operating expense	156,908	149,397	128,503
Operating income	43,015	22,591	15,753
Other income (expense):
Interest income	1,992	3,782	5,083
Interest expense	(493)	(1,529)	—
Other income (expense), net	3,894	791	(152)
Income before taxes	48,408	25,635	20,684
Income tax provision (benefit)	9,617	2,410	(65,511)
Net income	$38,791	$23,225	$86,195
Series A convertible preferred stock dividends	—	—	(1,204)
Net income attributable to common shareholders	$38,791	$23,225	$84,991

Weighted average shares outstanding - basic	27,923	27,518	25,668

Net income per share - basic:	$1.39	$0.84	$3.31

Weighted average shares outstanding - diluted	28,389	28,257	26,842

Net income per share - diluted:	$1.37	$0.82	$3.17

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 31,
(In thousands)	2026	2025	2024
Net income	$38,791	$23,225	$86,195
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	221	(9,112)	(140)
Total comprehensive income	$39,012	$14,113	$86,055

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
(In thousands)	2026	2025	2024

Operating activities
Net income	$38,791	$23,225	$86,195
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on asset disposals	9	25	(1,145)
Depreciation of fixed assets	3,840	3,679	3,896
Amortization of internal-use software and intangibles	5,745	3,859	1,366
Amortization of developed technology acquired	665	461	159
Deferred income taxes	6,924	434	(66,353)
Share-based compensation	21,818	17,777	14,111
Changes in operating assets and liabilities:
Accounts receivable	(11,414)	(565)	(6,996)
Contract assets	100	(2,227)	(36)
Inventory	(2,352)	(556)	5,189
Prepaids and other current assets	(2,898)	(84)	(291)
Accounts payable	74	2,185	973
Contract liabilities	11,829	5,730	3,965
Accrued liabilities	(1,541)	383	5,659
Income taxes payable, net	454	(106)	(1,177)
Other changes, net	(2,047)	908	2,671
Net cash provided by operating activities	69,997	55,128	48,186
Investing activities
Cash paid for business combination, net of cash acquired	—	(145,756)	—
Capital expenditures	(1,848)	(2,783)	(8,127)
Proceeds from sale of assets	—	—	552
Additional investments in corporate-owned life insurance policies	—	(27)	(27)
Net cash used in investing activities	(1,848)	(148,566)	(7,602)
Financing activities
Payment of preferred stock dividends	—	—	(1,663)
Debt proceeds, net of issuance costs	—	49,645	—
Debt repayments	(24,000)	(26,000)	—
Proceeds from Employee Stock Purchase Plan purchases	1,476	1,026	—
Repurchase of common shares to satisfy employee tax withholding	(1,943)	(2,743)	(6,893)
Principal payments under long-term obligations	—	—	(2)
Net cash provided by (used in) financing activities	(24,467)	21,928	(8,558)
Effect of exchange rate changes on cash	171	(340)	23
Net increase (decrease) in cash and cash equivalents	43,853	(71,850)	32,049
Cash and cash equivalents at beginning of period	73,041	144,891	112,842
Cash and cash equivalents at end of period	$116,894	$73,041	$144,891

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	13,851	—	—	13,851
Shares issued upon exercise of SSARs	—	—	211	63	(63)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(81)	(25)	(6,510)	—	—	(6,535)
Other common stock issuances, net	—	—	185	55	(55)	—	—	—
Net income	—	—	—	—	—	86,195	—	86,195
Conversion of Series A preferred stock	1,735	521	—	—	34,479	—	—	35,000
Series A convertible preferred stock dividends						(1,204)		(1,204)
Unrealized translation adjustments	—	—	—	—	—	—	(140)	(140)
Balance at March 31, 2024	33,342	$10,003	(5,965)	$(1,791)	$94,680	$137,755	$(4,170)	$236,477
Share-based compensation	—	—	—	—	17,853	—	—	17,853
Shares issued upon exercise of SSARs	—	—	630	190	(190)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(34)	(11)	(3,572)	—	—	(3,583)
Other common stock issuances, net	—	—	42	12	1,014	—	—	1,026
Net income	—	—	—	—	—	23,225	—	23,225
Unrealized translation adjustments	—	—	—	—	—	—	(9,112)	(9,112)
Balance at March 31, 2025	33,342	$10,003	(5,327)	$(1,600)	$109,785	$160,980	$(13,282)	$265,886
Share-based compensation	—	—	—	—	21,691	—	—	21,691
Shares issued upon exercise of SSARs	—	—	62	19	(19)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(14)	(5)	(1,269)	—	—	(1,274)
Other common stock issuances, net	—	—	103	32	1,444	—	—	1,476
Net income	—	—	—	—	—	38,791	—	38,791
Unrealized translation adjustments	—	—	—	—	—	—	221	221
Balance at March 31, 2026	33,342	$10,003	(5,176)	$(1,554)	$131,632	$199,771	$(13,061)	$326,791

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys has been a leader in hospitality software for more than 45 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, multi-amenity resorts, cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare facilities. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys is also known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across the Americas, Europe, the Middle East, Africa, Asia-Pacific, and India with headquarters located in Alpharetta, GA.

The Company has one reportable segment serving the global hospitality industry.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2026 refers to the fiscal year ended March 31, 2026.

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Agilysys, Inc. and subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated.

Use of estimates. Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Cash and cash equivalents. 100% of our cash and cash equivalents, of which 94% were held in the United States, were deposited in bank accounts or invested in highly liquid investments. Certain bank account balances may exceed federally insured limits. We consider all highly liquid investments purchased with an original maturity from date of acquisition of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the same or following business day after instruction to redeem. Cash equivalent investments are readily convertible to cash with no penalty and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments. We determine the fair value of certificates of deposit, treasury bills and money market funds using quoted market prices in active markets for identical assets (level 1 inputs). We determine the fair value of commercial paper using significant other observable inputs (level 2) based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates.

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

Leases. We determine if an arrangement is or contains a lease at inception. Operating leases are presented as Right-of-Use (ROU) assets and the corresponding lease liabilities are included in operating lease liabilities – current and operating lease liabilities – non-current on our Consolidated Balance Sheet. ROU assets represent our right to use the underlying asset, and lease liabilities represent our obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the remaining lease payments over the lease term. We use an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since our leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that we will exercise that option. ROU assets include lease payments made in advance, and exclude any incentives received or initial direct costs incurred. We recognize lease expense on a straight-line basis over the lease term.

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

Goodwill and other indefinite-lived intangible assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. As of March 31, 2026 and 2025, the carrying amount of goodwill was $133.9 million and $130.6 million, respectively. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on our one reporting unit. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. The Company concluded that no impairment of its goodwill and other indefinite-lived assets has occurred for the years ended March 31, 2026, 2025 and 2024.

Acquired intangible assets. Acquired intangible assets include identifiable customer relationships, non-competition agreements, developed technology, and trade names. We amortize the cost of finite-lived identifiable intangible assets over their estimated useful lives, which are periods of 20 years or less, primarily on a straight-line basis, which we believe approximates the pattern in which the assets are utilized. The fair values assigned to identifiable intangible assets acquired in business combinations are determined primarily by using the income approach, which discounts expected future cash flows attributable to these assets to present value using estimates and assumptions determined by management.

Long-lived assets. Property and equipment are recorded at cost. Major renewals and improvements are capitalized. Minor replacements, maintenance, repairs, and reengineering costs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized.

Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements – 7 to 30 years; furniture – 7 to 10 years; equipment – 3 to 10 years; software – 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Depreciation for capitalized project expenditures does not begin until the underlying project is completed.

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

Foreign currency translation. The financial statements of our foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are reflected as a component of “Accumulated other comprehensive income (loss)” within shareholders’ equity on the Consolidated Balance Sheets. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected within “Other income (expense), net” in the Consolidated Statements of Operations. Foreign currency gains and losses from changes in exchange rates have not been material to our consolidated operating results.

Revenue recognition. We derive revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services.

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master service or universal agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Performance obligations specific to each individual contract are defined within the terms of each order. Each performance obligation is identified based on the goods and services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which we will be entitled and expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. Our subscription service revenue is primarily based on rates per location, including rates per points of sale and per room. We recognize certain subscription service revenue on a per-transaction basis. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, any hosting services, and any transaction-based services are not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over monthly periods based on the typical service, invoicing and renewal cycle in accordance with our customer agreement terms.

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

Professional services revenue primarily consists of fees for consulting, implementation, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Certain professional development services are recognized upon delivery of the developed solutions to the customer. At the end of each reporting period, we recognize the most likely amount of variable consideration on any contract holdbacks we expect to bill for development services delivered. Professional services can be provided by internal or external providers, do not significantly affect the customer’s ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

We use the market approach to derive standalone selling price (SSP) by maximizing observable data points (in the form of recently executed customer contracts) to determine the price customers are willing to pay for the goods and services transferred. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $8.3 million, $7.2 million and $6.7 million in fiscal 2026, 2025 and 2024, respectively.

Recently Adopted and Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10) to establish authoritative guidance on how to recognize, measure, and present government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, or our fiscal 2030, and interim reporting periods within those annual reporting periods. The ASU may be applied using a modified prospective, modified retrospective or retrospective approach with early adoption permitted in an interim or annual reporting period. If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. We adopted ASU 2025-10 under the modified prospective approach effective as of April 1, 2025 – see Note 9, Income Taxes.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, or our fiscal 2029, and interim reporting periods within those annual reporting periods. The ASU may be applied prospectively, retrospectively or through a modified transition approach with early adoption permitted. We are currently evaluating the potential impact the ASU may have on our Consolidated Financial Statements upon adoption.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. The ASU will likely result in additional disclosures upon adoption.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. We adopted ASU 2023-09 prospectively during the fourth quarter of our fiscal 2026. Since the standard only impacts disclosure requirements, the adoption of the standard did not impact our consolidated financial statements. See Note 9, Income Taxes.

3. Revenue Recognition

For in depth discussion regarding our revenue recognition procedures for our revenue streams, see Note 2, Summary of Significant Accounting Policies.

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Revenue recognized at a point in time (products) totaled $41.2 million, $41.3 million, and $49.1 million during fiscal 2026, 2025 and 2024, respectively. Subscription, maintenance, and substantially all professional services revenue recognized over time totaled $278.1 million, $234.3 million, and $188.4 million during fiscal 2026, 2025, and 2024, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $69.5 million and $55.1 million during fiscal 2026 and 2025, respectively. During fiscal 2026 and 2025, we transferred from contract assets at the beginning of the period, $4.5 million and $2.3 million, respectively, to accounts receivable because the right to the consideration became unconditional.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was approximately $152 million. The Company expects to recognize 42%, 30%, and 17% of the transaction price allocated to remaining performance obligations within the 12, 24, and 36 months following March 31, 2026, and the rest thereafter in our Consolidated Statements of Operations. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules. We exclude remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less.

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

We had $8.1 million and $5.8 million of capitalized sales incentive costs as of March 31, 2026 and 2025, respectively. These balances are included in other non-current assets on our Consolidated Balance Sheets. During fiscal 2026 and 2025, we expensed $4.9 million and $4.0 million, respectively, of sales commissions, which included amortization of capitalized amounts of $2.3 million and $1.8 million, respectively. These expenses are included in operating expenses – sales and marketing in our Consolidated Statements of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Property and Equipment, Net

Property and equipment at March 31, 2026 and 2025 is as follows:

	Year Ended March 31,
(In thousands)	2026	2025
Furniture and equipment	$17,459	$17,190
Software	16,483	16,474
Leasehold improvements	8,990	9,023
Facilities construction in progress	63	286
	42,995	42,973
Accumulated depreciation and amortization	(29,045)	(26,255)
Property and equipment, net	$13,950	$16,718

Total depreciation expense on property and equipment was $3.8 million, $3.7 million, and $3.9 million during fiscal 2026, 2025 and 2024, respectively.

The Company capitalizes internal-use software as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $0.3 million, $0.3 million, and $0.3 million during fiscal 2026, 2025, and 2024, respectively.

5. Intangible Assets, Goodwill, and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2026, and 2025:

	March 31, 2026				March 31, 2025
	Gross			Net	Gross			Net
	carrying	Accumulated	Accumulated	carrying	carrying	Accumulated	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount	amount	amortization	impairment	amount
Finite-lived intangible assets:
Customer relationships	$54,793	$(16,159)	$—	$38,634	$53,763	$(13,745)	$—	$40,018
Non-competition agreements	8,845	(6,366)	—	2,479	8,669	(4,522)	—	4,147
Developed technology	13,691	(11,860)	—	1,831	13,597	(11,178)	—	2,419
Trade names	17,700	(2,685)	—	15,015	17,201	(1,383)	—	15,818
Patented technology	80	(80)	—	—	80	(80)	—	—
	95,109	(37,150)	—	57,959	93,310	(30,908)	—	62,402
Indefinite-lived trade names	8,400	N/A	—	8,400	8,400	N/A	—	8,400
Total intangible assets	$103,509	$(37,150)	$—	$66,359	$101,710	$(30,908)	$—	$70,802

(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$—	$67,541	$(45,535)	$(22,006)	$—

During the year ended March 31, 2026, goodwill increased $3.3 million due to foreign currency translation. During the year ended March 31, 2025, goodwill increased $104.0 million due to business combination activity and decreased $6.2 million due to foreign currency translation.

During the year ended March 31, 2026, finite-lived intangible assets decreased $6.1 million due to amortization expense and increased $1.7 million due to foreign currency translation. During the year ended March 31, 2025, finite-lived intangible assets increased $61.0 million due to business combination activity and decreased $4.0 million and $3.1 million due to amortization expense and foreign currency translation, respectively. We recognize amortization expense of developed technology in cost of goods sold.

See Note 16, Business Combination, for more information on business combination activity.

Estimated future amortization expense on finite-lived intangible assets is as follows:

(In thousands)	Estimated Amortization Expense
Fiscal year ending March 31,
2027	$5,991
2028	4,660
2029	3,972
2030	3,660
2031	3,464
Thereafter	36,212
Total	$57,959

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis as of March 31, 2026 and 2025 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for each of the years ending March 31, 2026, 2025 and 2024.

6. Leases

The majority of our leases are comprised of real estate leases for our respective offices around the globe. We have no residual value guarantees or restrictions or covenants imposed by or associated with our active leases.

As of March 31, 2026, we have additional operating leases that have not yet commenced of approximately $1.4 million. These operating leases are expected to commence in fiscal year 2027 with initial lease terms of approximately 2 to 5 years. We do not have any related party leases. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable costs are expensed as incurred.

The components of lease expenses, which are included in operating expenses in our Consolidated Statements of Operations, were as follows:

	Year Ended March 31,
(In thousands)	2026	2025
Operating leases expense	$5,375	$5,084
Variable lease costs	529	413
Short term lease expense	775	563
Total lease expense	$6,679	$6,060

We had no finance leases during fiscal 2026 or 2025. Other information related to operating leases for fiscal 2026 and 2025 was as follows:

	Year Ended March 31,
Supplemental cash flow information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$5,654	$4,673
ROU assets obtained in exchange for lease obligations (in thousands)	$1,195	$2,351
Weighted average remaining lease terms	5.21	5.78
Weighted average discount rates	7.04%	6.91%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Consolidated Balance Sheet as of March 31, 2026:

(In thousands)	Operating leases
Fiscal year ending March 31,
2027	$5,540
2028	5,023
2029	4,084
2030	1,954
2031	1,683
Thereafter	4,304
Total undiscounted future minimum lease payments	22,588
Less: difference between undiscounted lease payments and discounted lease liabilities	(3,544)
Total lease liabilities	$19,044

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year Ended March 31,
(In thousands)	2026	2025	2024
Cash receipts for interest	$1,920	$3,685	$4,652
Cash payments for interest	435	1,379	—
Cash payments for income tax, net	2,066	1,928	1,733
Cash payments for operating leases	6,289	5,467	5,197
Cash payments for finance leases	—	—	5
Accrued capital expenditures	168	185	419

8. Additional Balance Sheet Information

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	March 31, 2026	March 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$9,064	$8,059
Employee retention credits receivable (see Note 9, Income Taxes)	3,020	—
Other	117	1,201
Total	$12,201	$9,260

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$21,014	$17,007
Income and indirect taxes payable	2,059	1,512
Other	1,260	3,805
Total	$24,333	$22,324

9. Income Taxes

For the year ended March 31, income before income taxes consisted of the following:

(In thousands)	2026	2025	2024
Income before income taxes
United States	$41,197	$10,837	$12,492
Foreign	7,211	14,798	8,192
Total income before income taxes	$48,408	$25,635	$20,684

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2026	2025	2024
Income tax provision (benefit)
Current:
Federal	$—	$—	$—
State and local	358	601	370
Foreign	1,363	2,493	1,884
Deferred:
Federal	6,510	2,488	(57,065)
State and local	1,986	(227)	(8,131)
Foreign	(600)	(2,945)	(2,569)
Income tax provision (benefit)	$9,617	$2,410	$(65,511)

For the year ended March 31, income taxes paid consisted of the following:

(In thousands)	2026
Income taxes paid
U.S. Federal	$—
U.S. State and Local
California	125
Other*	658
Foreign
India	1,136
Other*	147
Total income tax paid	$2,066

*For the year ended March 31, 2026, there were no other individual jurisdictions with cash taxes paid that equaled or exceeded 5% of total income tax paid.

The following tables present the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2026	%
Income tax expense at the U.S. federal statutory rate	$10,165	21.0%
Expense for state taxes, net of federal effect	1,264	2.6
Impact of foreign operations - India	585	1.2
Impact of foreign operations - other	(775)	(1.6)
Share-based compensation	(1,710)	(3.5)
U.S. federal R&D credits	(808)	(1.7)
Effects of cross border tax laws: NCTI	1,338	2.8
Change in valuation allowance - U.S. state	(361)	(0.7)
Change in valuation allowance - foreign	39	0.1
Change in liability for unrecognized tax benefits	(45)	(0.1)
Provision to return - U.S. federal	(263)	(0.5)
Provision to return - U.S. state	(434)	(0.9)
Provision to return - foreign	(158)	(0.3)
Deferred adjustments - U.S. federal	993	2.1
Deferred adjustments - U.S. state	113	0.2
Other	(326)	(0.8)
Income tax provision	$9,617	19.9%

The fiscal 2026 tax provision was different than the statutory rate due primarily to excess tax benefits associated with share-based compensation, Net Controlled Foreign Corporation Tested Income (NCTI), previously global intangible low-taxed income (GILTI), and U.S. R&D credits.

(In thousands)	2025	2024
Income tax expense at the U.S. Federal statutory rate	$5,383	$4,344
Expense for state taxes	768	293
Impact of foreign operations	(673)	(250)
R&D credits	(2,091)	(3,540)
GILTI	2,907	1,471
Rate change	(1,157)	(1,817)
Change in valuation allowance	(1,610)	(65,023)
Change in liability for unrecognized tax benefits	—	(1,044)
Share-based compensation	(60)	(1,823)
Deferred adjustments	(357)	1,927
Provision to return	(884)	(219)
Other	184	170
Income tax provision (benefit)	$2,410	$(65,511)

We have elected to account for GILTI inclusions in the period in which they are incurred.

The fiscal 2025 tax provision results primarily from the benefits of U.S. R&D credits, GILTI, the rate change of Special Economic Zone deferred taxes and the release of the valuation allowances against foreign deferred tax assets. The fiscal 2025 tax provision differs from the statutory rate primarily due to the release of foreign valuation allowances and the benefit of U.S. R&D credits.

The fiscal 2024 tax provision results primarily from the release of the valuation allowances against U.S. Federal and State deferred tax assets.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2026	2025
Deferred tax assets:
Accrued liabilities	$8,582	$8,663
Allowance for expected credit losses and doubtful accounts	220	121
Federal losses and credit carryforwards	17,218	20,429
Foreign losses and credit carryforwards	2,916	3,325
State losses and credit carryforwards	6,238	6,261
Deferred revenue	465	368
Capitalized research expenses	27,191	32,410
Operating lease liabilities	4,466	5,372
Goodwill and other intangible assets	(520)	(574)
Other	162	426
	66,938	76,801
Less: valuation allowance	(958)	(1,340)
Total	65,980	75,461

Deferred tax liabilities:
Operating lease right-of-use assets	(3,204)	(3,961)
Goodwill and other intangible assets	(13,105)	(13,958)
Property and equipment and software amortization	(1,746)	(2,007)
Total	(18,055)	(19,926)
Total deferred tax assets, net	$47,925	$55,535

At March 31, 2026, we had $10.5 million of federal net operating loss carryforwards that expire, if unused, in fiscal year 2039, and $42.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Singapore, and the U.A.E. subsidiaries have $0.6 million, $0.6 million, and $0.1 million of net operating loss carryforwards, respectively. The losses for Hong Kong, Singapore and the U.A.E. can be carried forward indefinitely. Our India subsidiary operates in a “Special Economic Zone” (SEZ). One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations which included fiscal 2018 through fiscal 2022. The India subsidiary is then subject to 50% of regular India income taxes during the second five years of operations which includes fiscal 2023 through fiscal 2027. The aggregate value of the benefit of the SEZ during the current fiscal year is $4.1 million as of March 31, 2026. The Company has paid minimum alternative taxes during the period of regular tax relief resulting in a credit of $1.6 million as of March 31, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the year ended March 31, 2026, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA. OBBBA also amended and extended to calendar year 2030 the statute of limitations for employee retention credits under the CARES Act for certain employment taxes incurred during the three months ended September 30, 2021. The amendment and extension does not impact our recognition and measurement of credits under ASU 2025-10.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. We filed our employee retention credit claims under the CARES Act during January 2024. In accordance with ASU 2025-10, which we adopted early effective as of April 1, 2025, as permitted, we record any credits for which collection is probable after considering all facts and circumstances including whether any statutes of limitations apply. We consider collection probable once we receive confirmation that the Internal Revenue Service has processed our claim for the credit, and we know the amount of the credit plus any associated interest to be refunded. During the years ended March 31, 2026 and 2025, we recorded $9.2 million and $0.5 million, respectively, of employee retention credits including associated interest received or expected to be received in cash as other (gains) charges, net, in the Consolidated Statements of Operations. As of March 31, 2026, we recorded $3.0 million of employee retention credits receivable in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. We expect no future employee retention credit claims under the CARES Act.

At March 31, 2026 we also had $112.2 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2027 through 2046.

We have recorded valuation allowances offsetting certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2026, the total valuation allowance against deferred tax assets of $1.0 million was comprised of $0.9 million for U.S. state deferred tax assets, and $0.1 million associated with deferred tax assets in the U.A.E. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected earnings, and tax planning strategies in our assessment of positive and negative evidence supporting the likelihood of deferred tax asset realization. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $53.6 million and $32.8 million as of March 31, 2026 and 2025, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

Uncertain tax positions as of March 31, are as follows:

(In thousands)	2026	2025	2024
Beginning gross unrecognized tax benefits	$1,063	$562	$575
Decreases related to prior year tax positions	(46)	—	(575)
Increases related to current year tax positions	189	235	562
Increases related to prior year tax positions	—	134	—
Increases due to business acquisitions	—	132	—
Decreases related to settlements with tax authorities	(133)	—	—
Ending gross unrecognized tax benefits	$1,073	$1,063	$562

We recognize interest accrued on any uncertain tax positions as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. For the year ended March 31, 2025, we accrued interest and penalties of $0.3 million and a corresponding indemnification asset. For the year ended March 31, 2024, we reduced accrued interest and penalties by $0.6 million.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate.

In the U.S. we file federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2011 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2021 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2019 are open for examination by certain foreign taxing authorities.

10. Employee Benefit Plans

Defined Contribution Plans

We maintain a 401(k) plan for employees located in the United States meeting certain service requirements. Generally, the plan allows eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plan. Agilysys matching contributions were $2.3 million, $2.1 million, and $1.9 million in fiscal 2026, 2025, and 2024, respectively.

We also maintain defined contribution retirement plans for employees located in Canada, the United Kingdom and in the Asia Pacific region in accordance with local statutory requirements and business practices.

Defined Benefit Plans

We maintain certain defined benefit plans covering eligible employees of our India subsidiary in accordance with local statutory requirements and business practices. The Gratuity Plan provides a lump-sum payment to vested employees at retirement, death, incapacitation, or termination of employment, of an amount based on the respective employee’s salary and the tenure of employment with the Company. The Leave Encashment Plan provides a lump-sum payment to employees when they leave the Company based on a multiple of their final monthly salary. Both the Gratuity and Leave Encashment Plans are unfunded with obligation amounts determined by actuarial valuations. These obligation amounts are recorded on the Consolidated Balance Sheets as “Employee benefit obligations” within “Other non-current liabilities”. All expenses associated with these plans are recorded in the Consolidated Statements of Operations within “Operating expenses”.

Employee benefit obligations and related changes for the years ended March 31 are as follows:

(In thousands)	2026	2025	2024
Employee benefit obligations as of April 1	$5,059	$4,315	$2,742
Employee benefits paid	(348)	(374)	(175)
Employer expenses	956	1,118	1,748
Employee benefit obligations	$5,667	$5,059	$4,315

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary.

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. On the Consolidated Balance Sheets as of March 31, 2026 and 2025, the cash surrender value of $1.1 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other income (expense), net” in the accompanying Consolidated Statements of Operations and are immaterial.

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

	Year Ended March 31,
(In thousands, except per share data)	2026	2025	2024
Numerator:
Net income	$38,791	$23,225	$86,195
Series A convertible preferred stock dividends	—	—	(1,204)
Net income attributable to common shareholders	$38,791	$23,225	$84,991

Denominator:
Weighted average shares outstanding - basic	27,923	27,518	25,668
Dilutive SSARs	292	472	929
Dilutive unvested restricted stock units	71	40	10
Dilutive unvested restricted shares	103	227	235
Weighted average shares outstanding - diluted	28,389	28,257	26,842

Net Income per share - basic:	$1.39	$0.84	$3.31
Net Income per share - diluted:	$1.37	$0.82	$3.17

Anti-dilutive restricted shares and restricted stock units	195	132	175

Basic net income per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 74,792, 229,710 and 436,177 of restricted shares at March 31, 2026, 2025 and 2024, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted net income per share includes the effect of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights (SSARs), unvested restricted shares, restricted stock units, employee stock purchase plan (ESPP) shares, and performance shares, that are potentially dilutive securities. When we report a net loss, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive.

13. Share-based Compensation

We may grant incentive stock options, non-qualified stock options, SSARs, restricted shares, restricted stock units, and performance shares under our shareholder-approved Amended and Restated 2024 Equity Incentive Plan (the 2024 Plan). We have equity awards outstanding under the 2024 Plan and under our prior 2020 Equity Incentive Plan, as Amended and Restated (the 2020 Plan, together with the 2024 Plan, the Equity Incentive Plans). The maximum aggregate number of common shares available for issuance under the Equity Incentive Plans is 3.2 million. We may also grant shares under our shareholder-approved Employee Stock Purchase Plan (the ESPP) for up to 0.5 million common shares.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and SSAR exercises or grants of restricted shares, restricted stock units, performance shares, or ESPP shares.

For SSARs, the exercise price must be set at least equal to the closing market price of our common shares on the date of grant. The maximum term of SSARs is seven years from the date of grant. The Compensation Committee of the Board of Directors establishes the vesting period over which SSARs are subject to a service condition and the vesting criteria for SSARs subject to a market condition.

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

The following table summarizes the share-based compensation expense for grants included in the Consolidated Statements of Operations for fiscal 2026, 2025 and 2024:

	Year Ended March 31,
(In thousands)	2026	2025	2024
Product development	$13,234	$10,064	$7,380
Sales and marketing	2,079	1,665	831
General and administrative	6,505	6,048	5,900
Total share-based compensation expense	$21,818	$17,777	$14,111

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc. There were no SSARs granted in fiscal 2026, 2025 or 2024.

The following table summarizes the activity during fiscal 2026 for SSARs awarded under our Equity Incentive Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2025	394,959	$20.04
Granted	—	—
Exercised	(78,976)	20.12
Forfeited	—	—
Cancelled/expired	—	—
Outstanding at March 31, 2026	315,983	$20.02	1.2	$16,153
Exercisable at March 31, 2026	315,983	$20.02	1.2	$16,153
Vested at March 31, 2026	315,983	$20.02	1.2	$16,153

The following table presents additional information related to SSARs activity during fiscal 2026, 2025 and 2024:

(In thousands)	2026	2025	2024
Compensation expense	$—	$—	$—
Total intrinsic value of SSARs exercised	$6,631	$65,080	$16,889
Total fair value of SSARs vesting	$—	$—	$—

As of March 31, 2026, there was no unrecognized share-based compensation expense related to SSARs.

A total of 62,748 shares, net of 14,838 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2026. The shares withheld were returned to treasury shares.

Restricted Shares

We granted restricted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2026 for restricted shares awarded under our Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2025	229,710	$76.01
Granted	4,970	100.19
Vested	(154,939)	67.33
Forfeited	(4,949)	92.79
Expected to vest at March 31, 2026	74,792	$94.58

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition. As of March 31, 2026, a total of 74,792 shares were issued from treasury.

The following table presents additional information related to restricted share activity during fiscal years 2026, 2025, and 2024:

(In thousands)	2026	2025	2024
Compensation expense	$4,448	$11,379	$11,146
Total fair value of restricted share vesting	$9,831	$13,182	$6,595

As of March 31, 2026, total unrecognized share-based compensation expense related to non-vested restricted shares was $1.8 million, which is expected to be recognized over a weighted-average vesting period of 1.0 years. We do not include restricted shares in the calculation of basic earnings per share until the shares are vested.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2026 for restricted stock units awarded under our Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2025	181,195	$118.90
Granted	209,080	126.05
Vested	(88,424)	101.56
Forfeited	(10,896)	130.75
Expected to vest at March 31, 2026	290,955	$128.87

The following table presents additional information related to restricted stock unit activity during fiscal 2026:

(In thousands)	2026	2025	2024
Compensation expense	$16,368	$5,591	$2,321
Total fair value of restricted stock unit vesting	$8,980	$932	$900

As of March 31, 2026, total unrecognized share-based compensation expense related to non-vested restricted stock units was $23.9 million, which is expected to be recognized over the weighted-average vesting period of 2.4 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we grant common shares to our Chief Executive Officer that vest immediately. Once attainment of the performance conditions becomes probable, we recognize compensation expense related to performance shares ratably over the performance period. The number of performance shares granted will be based on the closing price of our common shares on the grant date and settlement date, which are the same under the Equity Incentive Plans.

Based on the performance conditions achieved as they relate to our annual bonus plan, management estimates a liability of $0.6 million as of March 31, 2026, to be settled through the granting and vesting of performance shares after March 31, 2026. We recognized compensation expense related to performance shares of $0.6 million, $0.5 million, and $0.6 million in the fiscal years ended March 31, 2026, 2025, and 2024, respectively.

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

	Offering Period Ending	Offering Period Ended	Offering Period Ended	Offering Period Ended	Offering Period Ended
	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024	June 30, 2024
Grant date fair value	$118.84	$115.19	$131.71	$103.43	$81.60
Risk-free interest rate over contractual term	3.62%	4.30%	4.31%	4.91%	5.36%
Expected term (in years)	0.49	0.50	0.49	0.50	0.41
Expected volatility	45.17%	60.10%	42.40%	40.93%	47.41%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits on the Consolidated Balance Sheets until such shares are purchased. Amounts withheld from participants for the offering period ending June 30, 2026 totaled $0.4 million as of March 31, 2026.

As of March 31, 2026, total unrecognized share-based compensation expense related to ESPP shares was $0.1 million, which is expected to be recognized on a straight-line basis over the remaining term of the offering period ending June 30, 2026.

14. Segment Information

Operating segments represent components of an entity for which discrete financial information is available to the entity’s chief operating decision maker (CODM). Our Chief Executive Officer is our CODM.

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

Our CODM reviews segment assets, reported as total assets on our Consolidated Balance Sheets, and capital expenditures, as reported in our Consolidated Statements of Cash Flows.

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

The significant expense categories and consolidated net income provided to the CODM for the years ended March 31, 2026, 2025, and 2024 are as follows:

	Year Ended March 31,
(In thousands)	2026	2025	2024
Net revenue:
Products	$41,168	$41,324	$49,083
Subscription and maintenance	205,941	170,051	138,069
Professional services	72,203	64,249	50,312
Total net revenue	319,312	275,624	237,464
Cost of revenue (1)	50,269	46,016	46,183
Product development expenses (1)	66,192	60,177	53,825
Sales and marketing expenses (1)	38,486	31,491	27,588
Professional services expenses (1)	44,420	34,130	28,611
Customer support expenses (1)	15,998	14,604	13,120
General and administrative expenses (1)	36,290	35,336	30,862
Share-based compensation	21,818	17,777	14,113
Other segment items (2)	7,048	12,868	(63,033)
Net income	$38,791	$23,225	$86,195

(1)	Exclusive of share-based compensation shown separately
(2)

Other segment items include depreciation, amortization of internal-use software and intangibles, legal settlements, interest income and expense, other non-operating income and expense, income tax provision and benefit, and other gains and charges

For the fiscal years 2026, 2025 and 2024, revenue from external customers attributed to the U.S. was 87%, 87% and 90%, respectively of total revenue. Revenue from external customers attributed to any individual foreign country is immaterial. We attribute revenue from external customers based on their ship to location. Our customer base is highly fragmented.

The following table lists long-lived assets by geographical area, which includes property and equipment, net and operating lease right-of-use assets for the years ended March 31, 2026, 2025, and 2024:

	Year Ended March 31,
(In thousands)	2026	2025	2024
United States	$15,327	$18,618	$20,583
India	11,727	14,150	14,917
Rest of world (1)	719	1,064	814
Total long-lived assets	$27,773	$33,832	$36,314

(1)	No individual country other than the United States and India exceeded 10% of our total long-lived assets for any period presented

15. Debt

Revolving Credit Facility

On August 16, 2024 (the Credit Agreement Closing Date), we entered into a credit agreement (the Credit Agreement) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the Agent). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the Revolving Facility). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. On the Credit Agreement Closing Date, the Company drew $50.0 million on the Revolving Facility (the Initial Revolving Loan), the proceeds of which we used to fund the Book4Time acquisition described in Note 16 below. There is no principal balance outstanding as of March 31, 2026.

The Revolving Facility matures on August 16, 2027, the three-year anniversary of the Credit Agreement Closing Date, at which time any and all outstanding principal balance will be due and payable. The Company may voluntarily repay outstanding loans and terminate commitments under the Revolving Facility at any time without premium or penalty. There are no repayments required before August 16, 2027. Debt issuance costs relating to the Revolving Facility of $0.3 million, included in other non-current assets on our Condensed Consolidated Balance Sheets, amortize into interest expense over the three-year life of the Credit Agreement.

Our obligations under the Revolving Facility are guaranteed by certain of the Company’s subsidiaries (the Subsidiary Guarantors), subject to certain customary exceptions and limitations. Pursuant to a security and pledge agreement, dated as of the Credit Agreement Closing Date, among the Company, the Subsidiary Guarantors and the Agent, the Revolving Facility is secured by a first-priority lien on substantially all of the Company’s and the Subsidiary Guarantors’ present and future personal assets and intangible assets and the outstanding capital stock of the Company’s subsidiaries owned by the Company or any Subsidiary Guarantor, in each case, subject to certain customary exceptions and limitations.

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

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement. We were in compliance with all financial covenants of the Credit Agreement as of March 31, 2026.

16. Business Combination

On August 20, 2024 (the Acquisition Date), we acquired all the issued and outstanding shares of Book4Time Parent, Inc. (Book4Time), a hospitality software company based in Canada. Book4Time is now a wholly-owned subsidiary of Agilysys, Inc. The consolidated financial statements include the results of Book4Time’s operations since the Acquisition Date. The acquisition expands the opportunity to increase our solutions-per-customer globally.

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

The Company recognized acquisition costs of $0.2 million and $2.2 million related to the acquisition of Book4Time, consisting primarily of professional fees, during the years ended March 31, 2026 and March 31, 2025, respectively. The Consolidated Statements of Operations include these costs in other (gains) charges, net.

Revenue attributable to Book4Time included in our Consolidated Statements of Operations was $6.9 million and $11.4 million for the years ended March 31, 2026 and March 31, 2025, respectively. Net income was not material.

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

The following unaudited pro forma financial information for each of the three years in the period ended March 31, 2026 combines the historical results of Agilysys and of Book4Time, as converted to U.S. GAAP, for the respective periods:

	Year Ended March 31,
	2026	2025	2024
(In thousands)	Pro Forma	Pro Forma	Pro Forma
Revenue	$319,312	$282,570	$253,469
Net income	$41,373	$22,169	$74,146

We based the foregoing pro forma results on estimates and assumptions that we believe are reasonable. The pro forma results include adjustments primarily related to purchase accounting. We included acquisition costs and other non-recurring charges incurred in the earliest period presented.

17. Preferred Stock

Series A Convertible Preferred Stock

On May 22, 2020, we completed the sale of 1,735,457 shares of our preferred stock, without par value, designated as “Series A Convertible Preferred Stock” (the Convertible Preferred Stock) to MAK Capital Fund L.P. and MAK Capital Distressed Debt Fund I, LP (the Holders) each, in its capacity as a designee of MAK Capital One LLC (the Purchaser), pursuant to the terms of the Investment Agreement, dated as of May 11, 2020, between the Company and the Purchaser, for an aggregate purchase price of $35 million. We incurred issuance costs of $1.0 million. We added all issuance costs that were netted against the proceeds upon issuance of the Convertible Preferred Stock to its redemption value. As disclosed in our Annual Report for the fiscal year ended March 31, 2021, Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital One LLC.

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

Accounting Policy

Prior to the conversion on November 24, 2023, we classified convertible preferred stock as temporary equity on the Consolidated Balance Sheets due to certain contingent redemption clauses that were at the election of the Holders. We increased the carrying value of the convertible preferred stock to its redemption value for all undeclared dividends using the interest method.

18. Subsequent Events

None.

19. Related Party Transaction

See Note 17, Preferred Stock, for description of the MAK Capital investment in the Company. Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2026, 2025 and 2024

(In thousands)	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2026
Deferred tax valuation allowance	$1,340	$—	$(382)	$958
Allowance for expected credit losses	$627	$1,995	$(1,517)	$1,105
2025
Deferred tax valuation allowance	$2,938	$—	$(1,598)	$1,340
Allowance for expected credit losses	$974	$591	$(938)	$627
2024
Deferred tax valuation allowance	$67,928	$—	$(64,990)	$2,938
Allowance for expected credit losses	$610	$2,118	$(1,754)	$974

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Corporate Controller and Treasurer, as Principal Accounting Officer (PAO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO, CFO, and PAO concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the CEO, CFO, and PAO, as appropriate to allow for timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO, CFO, and PAO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO, CFO, and PAO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2026.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2026, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2026 Proxy Statement under the headings “Election of Directors” and “Corporate Governance” and are incorporated herein by reference. The information required by this Item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading "Information About Our Executive Officers." Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2026 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2026 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” “Corporate Governance,” and “Compensation Discussion and Analysis,” which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2026 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2026 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2026 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2026 and 2025

Consolidated Statements of Operations for the years ended March 31, 2026, 2025, and 2024

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2026, 2025, and 2024

Consolidated Statements of Cash Flows for the years ended March 31, 2026, 2025, and 2024

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2026, 2025, and 2024

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

*10.3	Form of Executive Employment Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed January 31, 2018 (File No. 000-05734).

*10.4

Agilysys, Inc. 2020 Equity Incentive Plan, as Amended and Restated, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.5

Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.6

Amendment to Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q filed January 25, 2024 (File No. 000-05734).

*10.7

Second Amendment to Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q filed July 26, 2024 (File No. 000-05734).

*10.8

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

*10.11

Form of Restricted Stock Unit Award Agreement for Ramesh Srinivasan pursuant to the Agilysys, Inc. 2020 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023 (File No. 000-05734).

*10.12

Agilysys, Inc. Amended and Restated 2024 Equity Incentive Plan, which is incorporated by reference to Exhibit 99.1 to Agilysys, Inc.’s Registration Statement on Form S-8 filed September 18, 2024 (File No. 333-282198).

*10.13

Form of Restricted Stock Unit Agreement pursuant to the Agilysys, Inc. Amended and Restated 2024 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q filed January 26, 2026 (File No. 000-05734).

*10.14

Form of Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors and Officers, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

*10.15

Amended and Restated Employment Agreement dated March 10, 2023, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023 (File No. 000-05734).

****10.16

Credit Agreement, dated August 16, 2024, by and among Agilysys, Inc., the lender parties thereto, and Bank of America, N.A., as administrative agent, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed August 20, 2024 (File No. 000-05734).

****10.17

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 21, 2026.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 2026.

Signature	Title

/s/ Ramesh Srinivasan	President, Chief Executive Officer and Director
Ramesh Srinivasan	(Principal Executive Officer)

/s/ William David Wood III	Chief Financial Officer
William David Wood III	(Principal Financial Officer)

/s/ Chris J. Robertson	Corporate Controller and Treasurer
Chris J. Robertson	(Principal Accounting Officer)

/s/ Michael A. Kaufman	Chairman and Director
Michael A. Kaufman

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

/s/ Melvin L. Keating	Director
Melvin L. Keating

/s/ Dana Jones	Director
Dana Jones

/s/ Lisa Pope	Director
Lisa Pope