Form 10-Q
period 2026-06-30
AGILYSYS INC
filed 2026-07-27
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 17, 2026, the registrant had 28,205,788 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2026 (Unaudited)	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$123,709	$116,894
Accounts receivable, net of allowance for expected credit losses of $777 and $1,105, respectively	36,648	43,069
Contract assets	4,663	4,438
Inventories	7,929	7,529
Prepaid expenses and other current assets	9,448	12,201
Total current assets	182,397	184,131
Property and equipment, net	13,374	13,950
Operating lease right-of-use assets	13,398	13,823
Goodwill	131,553	133,908
Intangible assets, net	63,795	66,359
Deferred income taxes, non-current	56,748	58,069
Other non-current assets	11,580	11,288
Total assets	$472,845	$481,528
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,634	$12,445
Contract liabilities	72,867	83,009
Accrued liabilities	13,961	24,333
Operating lease liabilities, current	5,318	5,323
Total current liabilities	104,780	125,110
Deferred income taxes, non-current	9,935	10,144
Operating lease liabilities, non-current	13,125	13,721
Other non-current liabilities	6,678	5,762
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 28,195,558 and 28,166,478 shares outstanding at June 30, 2026 and March 31, 2026, respectively	10,003	10,003
Treasury shares, 5,146,730 and 5,175,840 at June 30, 2026 and March 31, 2026, respectively	(1,545)	(1,554)
Capital in excess of stated value	137,594	131,632
Retained earnings	208,763	199,771
Accumulated other comprehensive loss	(16,488)	(13,061)
Total shareholders' equity	338,327	326,791
Total liabilities and shareholders' equity	$472,845	$481,528

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2026	2025
Net revenue:
Subscription and maintenance	$57,742	$48,623
Professional services	19,593	18,098
Products	10,342	9,954
Total net revenue	87,677	76,675
Cost of goods sold:
Subscription and maintenance	12,726	9,983
Professional services	12,661	13,199
Products	6,633	6,199
Total cost of goods sold	32,020	29,381
Gross profit	55,657	47,294
Gross profit margin	63.5%	61.7%
Operating expenses:
Product development	20,245	17,454
Sales and marketing	12,195	11,793
General and administrative	11,111	10,755
Depreciation of fixed assets	826	944
Amortization of internal-use software and intangibles	1,427	1,457
Other (gains) charges, net	115	256
Legal settlements, net	—	114
Total operating expense	45,919	42,773
Operating income	9,738	4,521
Other income (expense):
Interest income	990	447
Interest expense	(70)	(217)
Other income (expense), net	153	98
Income before taxes	10,811	4,849
Income tax provision (benefit)	1,819	(41)
Net income	$8,992	$4,890

Weighted average shares outstanding - basic	28,102	27,794

Net income per share - basic:	$0.32	$0.18

Weighted average shares outstanding - diluted	28,420	28,289

Net income per share - diluted:	$0.32	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2026	2025
Net income	$8,992	$4,890
Other comprehensive (loss) income:
Unrealized foreign currency translation adjustments	(3,427)	7,227
Total comprehensive income	$5,565	$12,117

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2026	2025

Operating activities
Net income	$8,992	$4,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets	826	944
Amortization of internal-use software and intangibles	1,427	1,457
Amortization of developed technology acquired	166	166
Deferred income taxes	1,291	(556)
Share-based compensation	5,988	5,029
Changes in operating assets and liabilities	(10,857)	(16,276)
Net cash provided by (used in) operating activities	7,833	(4,346)
Investing activities
Capital expenditures	(520)	(633)
Net cash used in investing activities	(520)	(633)
Financing activities
Debt repayments	—	(12,000)
Repurchase of common shares to satisfy employee tax withholding	(419)	(924)
Net cash used in financing activities	(419)	(12,924)
Effect of exchange rate changes on cash	(79)	426
Net increase (decrease) in cash and cash equivalents	6,815	(17,477)
Cash and cash equivalents at beginning of period	116,894	73,041
Cash and cash equivalents at end of period	$123,709	$55,564

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended June 30, 2026
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2026	33,342	$10,003	(5,176)	$(1,554)	$131,632	$199,771	$(13,061)	$326,791
Share-based compensation	—	—	—	—	6,396	—	—	6,396
Other common stock issuances, net	—	—	15	4	(4)	—	—	—
Shares issued upon exercise of SSARs	—	—	19	6	(6)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(5)	(1)	(424)	—	—	(425)
Net income	—	—	—	—	—	8,992	—	8,992
Unrealized translation adjustments	—	—	—	—	—	—	(3,427)	(3,427)
Balance at June 30, 2026	33,342	$10,003	(5,147)	$(1,545)	$137,594	$208,763	$(16,488)	$338,327

	Three Months Ended June 30, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2025	33,342	$10,003	(5,327)	$(1,600)	$109,785	$160,980	$(13,282)	$265,886
Share-based compensation	—	—	—	—	5,376	—	—	5,376
Other common stock issuances, net	—	—	3	1	(1)	—	—	—
Shares issued upon exercise of SSARs	—	—	18	5	(5)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(1)	(1)	(159)	—	—	(160)
Net income	—	—	—	—	—	4,890	—	4,890
Unrealized translation adjustments	—	—	—	—	—	—	7,227	7,227
Balance at June 30, 2025	33,342	$10,003	(5,307)	$(1,595)	$114,996	$165,870	$(6,055)	$283,219

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2027 refers to the fiscal year ending March 31, 2027.

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

The Condensed Consolidated Balance Sheet as of June 30, 2026, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statement of Cash Flows, and Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2026 and 2025, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (SEC) on May 21, 2026.

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

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2026, included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies from those disclosed therein.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of subscription and maintenance, professional services, and products (proprietary software licenses, third party hardware and operating systems). Subscription and maintenance, and substantially all professional services revenue recognized over time totaled $77.3 million and $66.7 million for the three months ended June 30, 2026 and 2025, respectively. Products revenue recognized at a point in time totaled $10.3 million and $10.0 million for the three months ended June 30, 2026 and 2025, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $37.8 million and $33.1 million for the three months ended June 30, 2026 and 2025, respectively. Because the right to the consideration became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $3.9 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was approximately $153.0 million. The Company expects to recognize 42%, 30%, and 18% of the transaction price allocated to remaining performance obligations within the 12, 24, and 36 months following June 30, 2026, and the rest thereafter in our Consolidated Statements of Operations. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules. We exclude remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less.

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

We had $8.4 million and $6.5 million of capitalized sales incentive costs as of June 30, 2026 and 2025, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2026 and 2025, we expensed $1.3 million and $1.1 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.7 million and $0.5 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	June 30, 2026	March 31, 2026
Prepaid expenses and other current assets:
Prepaid expenses	$6,331	$9,064
Employee retention credits receivable (see Note 6, Income Taxes)	3,020	3,020
Other	97	117
Total	$9,448	$12,201

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$10,381	$21,014
Income and indirect taxes payable	2,758	2,059
Other	822	1,260
Total	$13,961	$24,333

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the Condensed Consolidated Statements of Cash Flows is as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025
Cash receipts for interest	$909	$355
Cash payments for interest	43	219
Cash payments for income tax, net	390	512
Cash payments for operating leases	1,597	1,668
Accrued capital expenditures	—	48

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(Dollars in thousands)	2026	2025
Income tax provision (benefit)	$1,819	$(41)
Effective tax rate	16.8%	nm

nm - not meaningful

For the three months ended June 30, 2026, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, Net Controlled Foreign Corporation Tested Income (NCTI) and the mix of earnings in the U.S. and India.

For the three months ended June 30, 2025, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with share-based compensation.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. We filed our employee retention credit claims under the CARES Act during January 2024. In accordance with ASU 2025-10, which we adopted early effective as of April 1, 2025 as permitted, we record any credits for which collection is probable after considering all facts and circumstances including whether any statutes of limitations apply. We consider collection probable once we receive confirmation that the Internal Revenue Service has processed our claim for the credit, and we know the amount of the credit plus any associated interest to be refunded. During the three months ended June 30, 2025, we recorded $0.2 million of employee retention credits including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations. As of June 30, 2026, we have $3.0 million of employee retention credits receivable as other current assets on the condensed consolidated balance sheet. During July 2026, we received in cash $3.0 million of employee retention credits.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended June 30, 2026, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA. OBBBA also amended and extended to calendar year 2030 the statute of limitations for employee retention credits under the CARES Act for certain employment taxes incurred during the three months ended September 30, 2021.

7. Commitments and Contingencies

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

As of June 30, 2026, we have one additional operating lease that has not yet commenced of approximately $0.9 million. This lease is expected to commence in fiscal year 2027 with an initial lease term of approximately 2 years.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended June 30,
(In thousands, except per share data)	2026	2025
Numerator:
Net income	$8,992	$4,890

Denominator:
Weighted average shares outstanding - basic	28,102	27,794
Dilutive SSARs	229	297
Dilutive unvested restricted stock units	34	36
Dilutive unvested restricted shares	55	162
Weighted average shares outstanding - diluted	28,420	28,289

Net Income per share - basic:	$0.32	$0.18
Net Income per share - diluted:	$0.32	$0.17

Anti-dilutive restricted shares, restricted stock units, and performance shares	234	138

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 70,846 and 161,944 of restricted shares at June 30, 2026 and 2025, respectively, as these shares were issued but were not vested and therefore not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for grants included in the Consolidated Statements of Operations:

	Three Months Ended June 30,
(In thousands)	2026	2025
Product development	$3,761	$3,074
Sales and marketing	578	498
General and administrative	1,649	1,457
Total share-based compensation expense	$5,988	$5,029

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

There were no SSARs granted during the three months ended June 30, 2026 and 2025.

The following table summarizes the activity during the three months ended June 30, 2026 for SSARs awarded under our Equity Incentive Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2026	315,983	$20.02
Granted	—	0.00
Exercised	(24,690)	20.02
Forfeited	—	0.00
Expired	—	0.00
Outstanding at June 30, 2026	291,293	$20.02	0.9	$24,608
Exercisable at June 30, 2026	291,293	$20.02	0.9	$24,608
Vested at June 30, 2026	291,293	$20.02	0.9	$24,608

As of June 30, 2026, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2026 for restricted shares awarded under our Equity Incentive Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2026	74,792	$94.58
Granted	7,570	79.25
Vested	(11,141)	76.92
Forfeited	(375)	90.85
Expected to vest at June 30, 2026	70,846	$95.75

As of June 30, 2026, total unrecognized share-based compensation expense related to unvested restricted shares was $1.2 million, which is expected to be recognized over a weighted-average vesting period of 0.8 years.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during three months ended June 30, 2026 for restricted stock units awarded under our Equity Incentive Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2026	290,955	$128.87
Granted	89,298	77.51
Vested	(7,091)	103.36
Forfeited	(2,074)	130.85
Expected to vest at June 30, 2026	371,088	$116.99

We use a lattice option pricing model to estimate the fair value of restricted stock units subject to a market condition. There were no restricted stock units subject to a market condition granted in fiscal 2026. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of restricted stock units subject to a market condition granted in fiscal 2027:

2026
Risk-free interest rate over contractual term	4.2%
Expected volatility	49.0%
Weighted-average grant date fair value	$60.33 - $73.76

As of June 30, 2026, total unrecognized share-based compensation expense related to non-vested restricted stock units was $25.4 million, which is expected to be recognized over the weighted-average vesting period of 2.3 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we granted 7,570 common shares to our Chief Executive Officer in May 2026 that vested immediately for a total value of $0.6 million.

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

	Offering Period Ended	Offering Period Ended	Offering Period Ended
	June 30, 2026	December 31, 2025	June 30, 2025
Grant date fair value	$118.84	$115.19	$131.71
Risk-free interest rate over contractual term	3.62%	4.30%	4.31%
Expected term (in years)	0.49	0.50	0.49
Expected volatility	45.17%	60.10%	42.40%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ended June 30, 2026 totaled $0.7 million as of June 30, 2026.

As of June 30, 2026, there was no unrecognized share-based compensation expense related to the offering period ended June 30, 2026.

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

The significant expense categories and consolidated net income provided to the CODM for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025
Net revenue:
Subscription and maintenance	$57,742	$48,623
Professional services	19,593	18,098
Products	10,342	9,954
Total net revenue	87,677	76,675
Cost of revenue (1)	15,113	12,503
Product development expenses (1)	17,485	16,304
Sales and marketing expenses (1)	11,791	11,457
Professional services expenses (1)	11,365	10,761
Customer support expenses (1)	4,214	3,834
General and administrative expenses (1)	9,591	9,452
Share-based compensation	5,988	5,029
Other segment items (2)	3,138	2,445
Net income	$8,992	$4,890

(1)	Exclusive of share-based compensation shown separately
(2)

Other segment items include depreciation, amortization of internal-use software and intangibles, legal settlements, interest income and expense, other non-operating income and expense, income tax benefit, and other (gains) charges, net

For the three months ended June 30, 2026 and 2025, revenue from external customers attributed to the U.S. was 88% and 86%, respectively, of total revenue. Revenue from external customers attributed to any individual foreign country is immaterial. We attribute revenue from external customers based on their ship to location. Our customer base is highly fragmented.

The following table lists long-lived assets by geographical area, which includes property and equipment, net and operating lease right-of-use assets as of June 30, 2026 and March 31, 2026:

(In thousands)	June 30, 2026	March 31, 2026
United States	$14,896	$15,327
India	11,155	11,727
Rest of world (1)	721	719
Total long-lived assets	$26,772	$27,773

(1)	No individual country other than the United States and India exceeded 10% of our total long-lived assets for any period presented

11. Debt

Revolving Credit Facility

On August 16, 2024 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. There is no principal balance outstanding as of June 30, 2026.

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

The initial amounts drawn on the Revolving Facility bore interest at the SOFR Daily Floating Rate (as defined in the Credit Agreement), plus an initial margin of 1.625%, which was subject to adjustment as of each fiscal quarter end within the ranges set forth in the Credit Agreement. We are to pay a commitment fee under the Revolving Facility in respect of any unutilized commitments thereunder, which is determined on a leverage-based sliding scale ranging from 0.225% to 0.325% per annum. We record the commitment fee as a component of interest expense. Interest and commitment fees are payable quarterly as applicable.

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement. We were in compliance with all financial covenants of the Credit Agreement as of June 30, 2026.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2026. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 25 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2026 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Recent Developments

Macroeconomic Conditions

During the three months ended June 30, 2026, global macroeconomic and geopolitical conditions were, and continue to be, shaped by a number of factors, including, but not limited to, changes in global tariff and other trade policies, new and existing domestic and foreign laws and regulations, armed conflicts, foreign currency fluctuations, labor shortages and natural disasters. We believe such factors are negatively influencing customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins with varying impact across our markets.

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

Revenue - Defined

As required by the SEC, we separately present revenue earned as subscription and maintenance revenue, professional services revenue or products revenue in our condensed consolidated statements of operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

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

Results of Operations

First Fiscal Quarter 2026 Compared to First Fiscal Quarter 2025

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (decrease)
(In thousands)	2026	2025	$	%
Net revenue:
Subscription and maintenance	$57,742	$48,623	$9,119	18.8%
Professional services	19,593	18,098	1,495	8.3%
Products	10,342	9,954	388	3.9%
Total net revenue	87,677	76,675	11,002	14.3%
Cost of goods sold:
Subscription and maintenance	12,726	9,983	2,743	27.5%
Professional services	12,661	13,199	(538)	(4.1)%
Products	6,633	6,199	434	7.0%
Total cost of goods sold	32,020	29,381	2,639	9.0%
Gross profit	$55,657	$47,294	$8,363	17.7%
Gross profit margin	63.5%	61.7%
Operating expenses:
Product development	$20,245	$17,454	$2,791	16.0%
Sales and marketing	12,195	11,793	402	3.4%
General and administrative	11,111	10,755	356	3.3%
Depreciation of fixed assets	826	944	(118)	(12.5)%
Amortization of internal-use software and intangibles	1,427	1,457	(30)	(2.1)%
Other (gains) charges, net	115	256	(141)	(55.1)%
Legal settlements	—	114	(114)	nm
Operating income	$9,738	$4,521	$5,217	115.4%
Operating income percentage	11.1%	5.9%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended June 30,
	2026	2025
Net revenue:
Subscription and maintenance	65.9%	63.4%
Professional services	22.3	23.6
Products	11.8	13.0
Total net revenue	100.0%	100.0%
Cost of goods sold:
Subscription and maintenance	14.5%	13.0%
Professional services	14.4	17.2
Products	7.6	8.1
Total cost of goods sold	36.5%	38.3%
Gross profit	63.5%	61.7%
Operating expenses:
Product development	23.1%	22.8%
Sales and marketing	13.9	15.4
General and administrative	12.7	14.0
Depreciation of fixed assets	1.0	1.2
Amortization of internal-use software and intangibles	1.6	1.9
Other (gains) charges, net	0.1	0.4
Legal settlements	0.0	0.1
Operating income	11.1%	5.9%

Net revenue. Total net revenue increased $11.0 million, or 14.3%, during the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Subscription and maintenance revenue increased $9.1 million, or 18.8%, compared to the first quarter of fiscal 2026 driven by continued growth in subscription-based service revenue. Total subscription revenue increased 26.1% during the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Professional services revenue increased $1.5 million, or 8.3%, due to higher service activity as our new and existing customers continue implementing technology to improve their operations. Products revenue increased $0.4 million, or 3.9%, due to the fulfillment of perpetual software licenses compared to the prior year quarter.

Gross profit and gross profit margin. Our total gross profit increased $8.4 million, or 17.7%, during the first quarter of fiscal 2027 and total gross profit margin increased from 61.7% to 63.5% compared to the first quarter of fiscal 2026 driven by changes in the composition of revenue by category. Subscription and maintenance gross profit increased $6.4 million, or 16.5%, and gross profit margin decreased from 79.5% to 78.0% as certain variable costs increased ahead of related subscription revenue. Professional services gross profit increased $2.0 million, or 41.5%, and gross profit margin increased from 27.1% to 35.4% reflecting improved utilization rates from efficiency gains on multi-solution implementations. Products gross profit decreased 1.2%, and products gross profit margin decreased from 37.7% to 35.9% due to the composition of hardware and proprietary software products delivered.

Operating Expenses

Operating expenses, excluding other (gains) charges, net, and legal settlements, net, increased $3.4 million, or 8.0%, during the first quarter of fiscal 2027 compared with the first quarter of fiscal 2026.

Product development. Product development increased $2.8 million, or 16.0%, in the first quarter of fiscal 2027 compared with the first quarter of fiscal 2026 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $0.4 million, or 3.4%, in the first quarter of fiscal 2027 compared with the first quarter of fiscal 2026 due to hiring and increased compensation rates across our sales teams offset by timing of marketing event and trade show activity.

General and administrative. General and administrative increased $0.4 million, or 3.3%, in the first quarter of fiscal 2027 compared with the first quarter of fiscal 2026 due to increased compensation rates across our administrative teams.

Depreciation of fixed assets. Depreciation of fixed assets remained consistent with the first quarter of fiscal 2026.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles remained consistent with the first quarter of fiscal 2026.

Other (gains) charges, net. Other (gains) charges, net, consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements, net. Legal settlements, net, consist of certain customer and employment settlements and other business-related matters net of any recoveries.

Other income (expense), net

	Three Months Ended June 30,		Favorable (unfavorable)
(In thousands)	2026	2025	$	%
Other income (expense):
Interest income	$990	$447	$543	121.5%
Interest expense	(70)	(217)	147	nm
Other income (expense), net	153	98	55	nm
Total other income, net	$1,073	$328	$745	227.1%

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income (expense), net. Other income (expense), net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Three Months Ended June 30,		Unfavorable
(In thousands)	2026	2025	$	%
Income tax benefit	$1,819	$(41)	$1,860	nm
Effective tax rate	16.8%	nm

nm - not meaningful

For the three months ended June 30, 2026, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation, Net Controlled Foreign Corporation Tested Income (NCTI) and the mix of earnings in the U.S. and India.

For the three months ended June 30, 2025, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with share-based compensation.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the three months ended June 30, 2025, we recorded $0.2 million of employee retention credits under the CARES Act including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations. As of June 30, 2026, we have recorded $3.0 million of employee retention credits receivable as other current assets on the condensed consolidated balance sheet.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of accelerated fixed asset depreciation and modifications to the international tax framework. We applied the relevant changes to the Company’s income tax provision for the period ended June 30, 2026, which did not materially impact the Company’s consolidated tax position. We expect future cash tax savings resulting from the full expensing of U.S. research and development expenses under the OBBBA. OBBBA also amended and extended to calendar year 2030 the statute of limitations for employee retention credits under the CARES Act for certain employment taxes incurred during the three months ended September 30, 2021.

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

Our cash requirements consist primarily of working capital needs, capital expenditures, and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space and a credit agreement (the “Credit Agreement”) we entered into on August 16, 2024, with the lenders party thereto and Bank of America, N.A., as lender and administrative agent, as further described in Note 11, Debt, to our condensed consolidated financial statements included under Part I, Item 1 of this quarterly report.

The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25 million. There is no principal balance outstanding as of June 30, 2026.

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions partially funded by our Revolving Facility. We completed no business combinations during the three months ended June 30, 2026 and 2025, respectively.

At June 30, 2026, 100% of our cash and cash equivalents, of which 90% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $123.7 million as of June 30, 2026, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Three Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$7,833	$(4,346)
Investing activities	(520)	(633)
Financing activities	(419)	(12,924)
Effect of exchange rate changes on cash	(79)	426
Increase (decrease) in cash	$6,815	$(17,477)

Cash flow provided by (used in) operating activities. Due to cash-based earnings of $18.7 million and a decrease of $10.9 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $9.0 million and $9.7 million of non-cash adjustments.

Cash flow used in investing activities. Consists of property and equipment purchases.

Cash flow used in financing activities. Consists of the repurchase of shares to satisfy employee tax withholding on share-based compensation and, for the three months ended June 30, 2025, $12.0 million in debt repayments.

Contractual Obligations

As of June 30, 2026, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2026.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2026. There have been no material changes in our significant accounting policies and estimates since March 31, 2026.

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," “outlook,” “forecast,” “preliminary,” "estimate," "expect," "strategy," "future," "likely," "may," “would,” “could,” "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item 1A of our Annual Report for the fiscal year ended March 31, 2026. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2026. There have been no material changes in our market risk exposures since March 31, 2026.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2026 that may materially affect our business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On June 12, 2026, William David Wood III, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading plan (the “Wood Plan”) for the sale of up to 4,536 shares of common stock. The Wood Plan will terminate on December 31, 2026, unless terminated earlier in accordance with its terms.

Item 6. Exhibits

10.1*

Employment Agreement, dated as of June 18, 2026, by and between Agilysys, Inc. and Ramesh Srinivasan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 22, 2026).

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

AGILYSYS, INC.

Date:	July 27, 2026	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)