Form 10-Q
period 2026-09-30
AGILYSYS INC
filed 2026-10-26
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 16, 2026, the registrant had 28,215,805 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2026 (Unaudited)	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$137,558	$116,894
Accounts receivable, net of allowance for expected credit losses of $859 and $1,105, respectively	41,108	43,069
Contract assets	5,969	4,438
Inventories	10,445	7,529
Prepaid expenses and other current assets	12,417	12,201
Total current assets	207,497	184,131
Property and equipment, net	13,048	13,950
Operating lease right-of-use assets	12,381	13,823
Goodwill	132,372	133,908
Intangible assets, net	63,379	66,359
Deferred income taxes, non-current	54,787	58,069
Other non-current assets	12,014	11,288
Total assets	$495,478	$481,528
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,331	$12,445
Contract liabilities	69,639	83,009
Accrued liabilities	18,333	24,333
Operating lease liabilities, current	5,099	5,323
Total current liabilities	108,402	125,110
Deferred income taxes, non-current	10,189	10,144
Operating lease liabilities, non-current	12,120	13,721
Other non-current liabilities	7,034	5,762
Commitments and contingencies
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 28,215,472 and 28,166,478 shares outstanding at September 30, 2026 and March 31, 2026, respectively	10,003	10,003
Treasury shares, 5,126,816 and 5,175,810 at September 30, 2026 and March 31, 2026, respectively	(1,539)	(1,554)
Capital in excess of stated value	143,883	131,632
Retained earnings	221,940	199,771
Accumulated other comprehensive loss	(16,554)	(13,061)
Total shareholders' equity	357,733	326,791
Total liabilities and shareholders' equity	$495,478	$481,528

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net revenue:
Subscription and maintenance	$62,160	$50,955	$119,902	$99,579
Professional services	19,210	18,249	38,803	36,347
Products	11,990	10,095	22,333	20,050
Total net revenue	93,360	79,299	181,038	155,976
Cost of goods sold:
Subscription and maintenance	12,614	10,850	25,340	20,833
Professional services	13,267	13,445	25,928	26,645
Products	7,172	6,037	13,805	12,236
Total cost of goods sold	33,053	30,332	65,073	59,714
Gross profit	60,307	48,967	115,965	96,262
Gross profit margin	64.6%	61.7%	64.1%	61.7%
Operating expenses:
Product development	19,846	17,825	40,091	35,280
Sales and marketing	11,479	9,781	23,675	21,574
General and administrative	11,294	10,164	22,404	20,920
Depreciation of fixed assets	849	964	1,675	1,908
Amortization of internal-use software and intangibles	1,421	1,432	2,848	2,890
Other (gains) charges, net	170	(5,456)	287	(5,203)
Legal settlements, net	—	110	—	225
Total operating expense	45,059	34,820	90,980	77,594
Operating income	15,248	14,147	24,985	18,668
Other income (expense):
Interest income	1,066	346	2,056	793
Interest expense	(73)	(56)	(142)	(273)
Other income (expense), net	501	1,274	654	1,372
Income before taxes	16,742	15,711	27,553	20,560
Income tax provision	3,565	4,001	5,384	3,960
Net income	$13,177	$11,710	$22,169	$16,600

Weighted average shares outstanding - basic	28,142	27,882	28,122	27,838

Net income per share - basic:	$0.47	$0.42	$0.79	$0.60

Weighted average shares outstanding - diluted	28,577	28,397	28,500	28,348

Net income per share - diluted:	$0.46	$0.41	$0.78	$0.59

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income	$13,177	$11,710	$22,169	$16,600
Other comprehensive (loss) income:
Unrealized foreign currency translation adjustments	(66)	(4,042)	(3,493)	3,185
Total comprehensive income	$13,111	$7,668	$18,676	$19,785

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2026	2025

Operating activities
Net income	$22,169	$16,600
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on asset disposals	—	2
Depreciation of fixed assets	1,675	1,908
Amortization of internal-use software and intangibles	2,848	2,890
Amortization of developed technology acquired	330	333
Deferred income taxes	3,222	3,188
Share-based compensation	12,281	10,029
Changes in operating assets and liabilities	(19,519)	(24,083)
Net cash provided by operating activities	23,006	10,867
Investing activities
Cash paid for business combination, net of cash acquired	(884)	—
Capital expenditures	(876)	(850)
Net cash used in investing activities	(1,760)	(850)
Financing activities
Debt repayments	—	(24,000)
Proceeds from Employee Stock Purchase Plan purchases	716	777
Repurchase of common shares to satisfy employee tax withholding	(1,197)	(742)
Net cash used in financing activities	(481)	(23,965)
Effect of exchange rate changes on cash	(101)	243
Net increase (decrease) in cash and cash equivalents	20,664	(13,705)
Cash and cash equivalents at beginning of period	116,894	73,041
Cash and cash equivalents at end of period	$137,558	$59,336

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2026
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2026	33,342	$10,003	(5,147)	$(1,545)	$137,594	$208,763	$(16,488)	$338,327
Share-based compensation	—	—	—	—	6,189	—	—	6,189
Shares issued upon exercise of SSARs	—	—	19	6	(6)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(6)	(2)	(608)	—	—	(610)
Other common stock issuances, net	—	—	7	2	714	—	—	716
Net income	—	—	—	—	—	13,177	—	13,177
Unrealized translation adjustments	—	—	—	—	—	—	(66)	(66)
Balance at September 30, 2026	33,342	$10,003	(5,127)	$(1,539)	$143,883	$221,940	$(16,554)	$357,733

	Three Months Ended September 30, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2025	33,342	$10,003	(5,307)	$(1,595)	$114,996	$165,870	$(6,055)	$283,219
Share-based compensation	—	—	—	—	4,848	—	—	4,848
Shares issued upon exercise of SSARs	—	—	1	0	—	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(1)	—	235	—	—	235
Other common stock issuances, net	—	—	7	2	775	—	—	777
Net income	—	—	—	—	—	11,710	—	11,710
Unrealized translation adjustments	—	—	—	—	—	—	(4,042)	(4,042)
Balance at September 30, 2025	33,342	$10,003	(5,300)	$(1,593)	$120,854	$177,580	$(10,097)	$296,747

	Six Months Ended September 30, 2026
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2026	33,342	$10,003	(5,176)	$(1,554)	$131,632	$199,771	$(13,061)	$326,791
Share-based compensation					12,585			12,585
Shares issued upon exercise of SSARs			38	12	(12)			—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants			(11)	(3)	(1,032)			(1,035)
Other common stock issuances, net			22	6	710			716
Net income						22,169		22,169
Unrealized translation adjustments							(3,493)	(3,493)
Balance at September 30, 2026	33,342	$10,003	(5,127)	$(1,539)	$143,883	$221,940	$(16,554)	$357,733

	Six Months Ended September 30, 2025
	Common Shares
	Issued		In Treasury		Capital in excess of		Accumulated other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2025	33,342	$10,003	(5,327)	$(1,600)	$109,785	$160,980	$(13,282)	$265,886
Share-based compensation	—	—	—	—	10,224	—	—	10,224
Shares issued upon exercise of SSARs	—	—	19	5	(5)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of other grants	—	—	(2)	(1)	76	—	—	75
Other common stock issuances, net	—	—	10	3	774	—	—	777
Net income	—	—	—	—	—	16,600	—	16,600
Unrealized translation adjustments	—	—	—	—	—	—	3,185	3,185
Balance at September 30, 2025	33,342	$10,003	(5,300)	$(1,593)	$120,854	$177,580	$(10,097)	$296,747

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

The Condensed Consolidated Balance Sheet as of September 30, 2026, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended September 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of subscription and maintenance, professional services, and products (proprietary software licenses, third party hardware and operating systems). Subscription and maintenance, and substantially all professional services revenue recognized over time totaled $81.4 million and $69.2 million, and $158.7 million and $135.9 million for the three and six months ended September 30, 2026 and 2025, respectively. Products revenue recognized at a point in time totaled $12.0 million and $10.1 million, and $22.3 million and $20.1 million for the three and six months ended September 30, 2026 and 2025, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $22.8 million and $19.8 million, and $60.6 million and $52.9 million for the three and six months ended September 30, 2026 and 2025, respectively. Because the right to the consideration became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.2 million and $0.5 million, and $4.1 million and $4.4 million for the three and six months ended September 30, 2026 and 2025, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was approximately $164.0 million. The Company expects to recognize 43%, 30%, and 18% of the transaction price allocated to remaining performance obligations within the 12, 24, and 36 months following September 30, 2026, and the rest thereafter in our Consolidated Statements of Operations. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules. We exclude remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less.

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

We had $9.0 million and $8.1 million of capitalized sales incentive costs as of September 30, 2026 and March 31, 2026, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2026, we expensed $1.6 million and $3.0 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.7 million and $1.4 million, respectively. During the comparable periods ending September 30, 2025, we expensed $1.3 million and $2.5 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.6 million and $1.1 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	September 30, 2026	March 31, 2026
Prepaid expenses and other current assets:
Prepaid expenses	$12,251	$9,064
Employee retention credits receivable (see Note 6, Income Taxes)	—	3,020
Other	166	117
Total	$12,417	$12,201

Accrued liabilities:
Salaries, wages, employee benefits, and payroll taxes	$14,642	$21,014
Income and indirect taxes payable	3,031	2,059
Other	660	1,260
Total	$18,333	$24,333

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the Condensed Consolidated Statements of Cash Flows is as follows:

	Six Months Ended September 30,
(In thousands)	2026	2025
Cash receipts for interest	$1,870	$732
Cash payments for interest	86	274
Cash payments for income tax, net	1,073	1,244
Cash payments for operating leases	3,303	3,406
Accrued capital expenditures	293	125

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three and six months ended September 30, 2026 and 2025:

	Three months ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Income tax provision	$3,565	$4,001	$5,384	$3,960
Effective tax rate	21.3%	25.5%	19.5%	19.3%

For the six months ended September 30, 2026 and 2025, income tax provision and the effective tax rate were primarily driven by the tax effects of share-based compensation and Net Controlled Foreign Corporation Tested Income (NCTI).

For the three months ended September 30, 2026 and 2025, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with share-based compensation and NCTI, respectively.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. We filed our employee retention credit claims under the CARES Act during January 2024. In accordance with ASU 2025-10, which we adopted early effective as of April 1, 2025 as permitted, we record any credits for which collection is probable after considering all facts and circumstances including whether any statutes of limitations apply. We consider collection probable once we receive confirmation that the Internal Revenue Service has processed our claim for the credit, and we know the amount of the credit plus any associated interest to be refunded. During the six months ended September 30, 2026, we received in cash $3.0 million of employee retention credits. During the six months ended September 30, 2025, we recorded $6.1 million of employee retention credits including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations.

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

As of September 30, 2026, we have one additional operating lease that has not yet commenced of approximately $1 million. This lease is expected to commence in fiscal year 2027 with an initial lease term of approximately 2 years.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$13,177	$11,710	$22,169	$16,600

Denominator:
Weighted average shares outstanding - basic	28,142	27,882	28,122	27,838
Dilutive SSARs	225	305	229	304
Dilutive unvested restricted stock units	150	87	90	61
Dilutive unvested restricted shares	60	123	59	145
Weighted average shares outstanding - diluted	28,577	28,397	28,500	28,348

Income per share - basic:	$0.47	$0.42	$0.79	$0.60
Income per share - diluted:	$0.46	$0.41	$0.78	$0.59

Anti-dilutive restricted shares, restricted stock units, and performance shares	—	—	2	1

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 64,851 and 156,781 of restricted shares at September 30, 2026 and 2025, respectively, as these shares were issued but were not vested and therefore not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for grants included in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Product development	$3,531	$2,933	$7,292	$6,007
Sales and marketing	581	478	1,159	977
General and administrative	2,181	1,589	3,830	3,045
Total share-based compensation expense	$6,293	$5,000	$12,281	$10,029

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

There were no SSARs granted during the six months ended September 30, 2026 and 2025.

The following table summarizes the activity during the six months ended September 30, 2026 for SSARs awarded under our Equity Incentive Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2026	315,983	$20.02
Granted	—	—
Exercised	(47,419)	20.02
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2026	268,564	$20.02	0.7	$20,696
Exercisable at September 30, 2026	268,564	$20.02	0.7	$20,696
Vested at September 30, 2026	268,564	$20.02	0.7	$20,696

As of September 30, 2026, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2026 for restricted shares awarded under our Equity Incentive Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2026	74,792	$94.58
Granted	7,570	79.25
Vested	(16,254)	86.71
Forfeited	(1,257)	90.85
Expected to vest at September 30, 2026	64,851	$94.85

As of September 30, 2026, total unrecognized share-based compensation expense related to unvested restricted shares was $0.6 million, which is expected to be recognized over a weighted-average vesting period of 0.7 years.

Restricted Stock Units

We granted restricted stock units to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during six months ended September 30, 2026 for restricted stock units awarded under our Equity Incentive Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2026	290,955	$128.87
Granted	89,440	77.56
Vested	(7,099)	103.37
Forfeited	(7,400)	129.22
Expected to vest at September 30, 2026	365,896	$116.82

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

As of September 30, 2026, total unrecognized share-based compensation expense related to non-vested restricted stock units was $19.2 million, which is expected to be recognized over the weighted-average vesting period of 2.1 years.

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

	Offering Period Ending	Offering Period Ended	Offering Period Ended	Offering Period Ended
	December 31, 2026	June 30, 2026	December 31, 2025	June 30, 2025
Grant date fair value	$108.89	$118.84	$115.19	$131.71
Risk-free interest rate over contractual term	4.02%	3.62%	4.30%	4.31%
Expected term (in years)	0.50	0.49	0.50	0.49
Expected volatility	59.77%	45.17%	60.10%	42.40%

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected term of the ESPP shares. The expected term is the offering period, which is typically six months.

We record amounts withheld from participants during each offering period in accrued salaries, wages and related benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending December 31, 2026 totaled $0.3 million as of September 30, 2026.

As of September 30, 2026, there was $0.1 million in unrecognized share-based compensation expense related to the offering period ending December 31, 2026.

10. Segment Information

Operating segments represent components of an entity for which discrete financial information is available to the entity’s chief operating decision maker (“CODM”). Our Chief Executive Officer is our CODM.

We operate as a single operating segment providing software solutions to the global hospitality industry as our CODM reviews the financial information presented on a consolidated basis to allocate resources, assess financial performance, and make operating decisions. During our budgeting and forecasting process, our CODM allocates resources including employees, equipment and financial resources. Our CODM regularly considers forecast-to-actual variances to assess financial performance and to make operating decisions around product development, pricing, employee compensation, and for investments in information security and technology infrastructure, and in market development. The Company’s measure of segment profit or loss is net income as shown in our Consolidated Statements of Operations.

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

The significant expense categories and consolidated net income provided to the CODM for the three and six months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net revenue:
Subscription and maintenance	$62,160	$50,955	$119,902	$99,579
Professional services	19,210	18,249	38,803	36,347
Products	11,990	10,095	22,333	20,050
Total net revenue	93,360	79,299	181,038	155,976
Cost of revenue (1)	16,130	12,893	31,243	25,396
Product development expenses (1)	17,166	16,636	34,651	32,940
Sales and marketing expenses (1)	11,132	9,555	22,923	21,012
Professional services expenses (1)	11,565	11,306	22,930	22,067
Customer support expenses (1)	4,068	3,941	8,282	7,775
General and administrative expenses (1)	9,247	8,706	18,838	18,158
Share-based compensation	6,293	5,000	12,281	10,029
Other segment items (2)	4,582	(448)	7,721	1,999
Net income	$13,177	$11,710	$22,169	$16,600

(1)	Exclusive of share-based compensation shown separately
(2)

Other segment items include depreciation, amortization of internal-use software and intangibles, legal settlements, interest income and expense, other non-operating income and expense, income tax provisions, and other (gains) charges, net

Revenue from external customers attributed to the U.S. was 89% and 86%, and 88% and 86% for the three and six months ended September 30, 2026 and 2025, respectively, of total revenue. Revenue from external customers attributed to any individual foreign country is immaterial. We attribute revenue from external customers based on their ship to location. Our customer base is highly fragmented.

The following table lists long-lived assets by geographical area, which includes property and equipment, net and operating lease right-of-use assets as of September 30, 2026 and March 31, 2026:

(In thousands)	September 30, 2026	March 31, 2026
United States	$14,353	$15,327
India	10,382	11,727
Rest of world (1)	694	719
Total long-lived assets	$25,429	$27,773

(1)	No individual country other than the United States and India exceeded 10% of our total long-lived assets for any period presented

11. Debt

Revolving Credit Facility

On August 16, 2024 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as lender and administrative agent (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75.0 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25.0 million. There is no principal balance outstanding as of September 30, 2026.

The Revolving Facility matures on August 16, 2027, the three-year anniversary of the Credit Agreement Closing Date, at which time any and all outstanding principal balance will be due and payable. The Company may voluntarily repay outstanding loans and terminate commitments under the Revolving Facility at any time without premium or penalty. There are no repayments required before August 16, 2027. Debt issuance costs relating to the Revolving Facility of $0.3 million amortize into interest expense over the three-year life of the Credit Agreement.

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

The Credit Agreement contains certain restrictive covenants, including financial covenants that require the Company to maintain a consolidated interest coverage ratio and a consolidated leverage ratio determined at the end of each fiscal quarter as defined in the Credit Agreement. We were in compliance with all financial covenants of the Credit Agreement as of September 30, 2026.

12. Business Combination

On September 1, 2026 (the "Acquisition Date"), we acquired all the issued and outstanding shares of Gaming Hospitality Solutions, Inc. (“GHS”), a hospitality software company based in Denver, Colorado. GHS is now a wholly-owned subsidiary of Agilysys, Inc. The condensed consolidated financial statements include the results of GHS’s operations since the Acquisition Date. The acquisition expands the opportunity to increase our solutions-per-customer.

The purchase price consisted of $0.9 million of cash consideration paid at closing, funded with cash on hand, and $0.2 million in contingent consideration liabilities representing the fair value of estimated amounts payable to the seller. We allocated the purchase price for GHS to the intangible and certain tangible assets acquired and certain liabilities assumed based on their estimated fair values on the Acquisition Date, with the remaining unallocated purchase price recorded as goodwill.

We determined the fair value assigned to the identifiable intangible asset acquired, customer relationships, by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

We assigned the acquired customer relationships an estimated useful life of 10 years. The identifiable intangible asset acquired amortizes on a straight-line basis, which we believe approximates the pattern in which the asset is utilized, over its estimated useful life.

The goodwill recognized in the GHS purchase price allocation is attributable to synergies in products and technologies to serve a broader customer base. The total goodwill recognized in the acquisition amounted to $0.4 million, which is not deductible for income tax purposes.

We have prepared the GHS purchase price allocation on a preliminary basis. Changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the Acquisition Date). The primary areas that remain preliminary include, but are not limited to, the intangible asset including the initial assumptions used in the estimate of fair value and the respective estimated useful life, income taxes, and residual goodwill.

Revenue and Net Income attributable to GHS included in our condensed consolidated statement of operations was not material.

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

Overview

Recent Developments

Macroeconomic Conditions

During the three and six months ended September 30, 2026, global macroeconomic and geopolitical conditions were, and continue to be, shaped by a number of factors, including, but not limited to, changes in global trade policies, new and existing domestic and foreign laws and regulations, armed conflicts, foreign currency fluctuations, labor shortages and natural disasters. We believe such factors are negatively influencing customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins with varying impact across our markets.

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

Results of Operations

Second Fiscal Quarter 2027 Compared to Second Fiscal Quarter 2026

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (decrease)
(In thousands)	2026	2025	$	%
Net revenue:
Subscription and maintenance	$62,160	$50,955	$11,205	22.0%
Professional services	19,210	18,249	961	5.3%
Products	11,990	10,095	1,895	18.8%
Total net revenue	93,360	79,299	14,061	17.7%
Cost of goods sold:
Subscription and maintenance	12,614	10,850	1,764	16.3%
Professional services	13,267	13,445	(178)	(1.3)%
Products	7,172	6,037	1,135	18.8%
Total cost of goods sold	33,053	30,332	2,721	9.0%
Gross profit	$60,307	$48,967	$11,340	23.2%
Gross profit margin	64.6%	61.7%
Operating expenses:
Product development	$19,846	$17,825	$2,021	11.3%
Sales and marketing	11,479	9,781	1,698	17.4%
General and administrative	11,294	10,164	1,130	11.1%
Depreciation of fixed assets	849	964	(115)	(11.9)%
Amortization of internal-use software and intangibles	1,421	1,432	(11)	(0.8)%
Other (gains) charges, net	170	(5,456)	5,626	(103.1)%
Legal settlements, net	—	110	(110)	(100.0)%
Operating income	$15,248	$14,147	$1,101	7.8%
Operating income percentage	16.3%	17.8%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended September 30,
	2026	2025
Net revenue:
Subscription and maintenance	66.6%	64.3%
Professional services	20.6	23.0
Products	12.8	12.7
Total net revenue	100.0%	100.0%
Cost of goods sold:
Subscription and maintenance	13.5%	13.7%
Professional services	14.2	17.0
Products	7.7	7.6
Total cost of goods sold	35.4%	38.3%
Gross profit	64.6%	61.7%
Operating expenses:
Product development	21.3%	22.5%
Sales and marketing	12.3	12.3
General and administrative	12.1	12.8
Depreciation of fixed assets	0.9	1.2
Amortization of internal-use software and intangibles	1.5	1.8
Other (gains) charges, net	0.2	(6.8)
Legal settlements, net	—	0.1
Operating income	16.3%	17.8%

Net revenue. Total net revenue increased $14.1 million, or 17.7%, during the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. Subscription and maintenance revenue increased $11.2 million, or 22.0%, compared to the first quarter of fiscal 2026 driven by continued growth in subscription-based service revenue. Total subscription revenue increased 32.6% during the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. Professional services revenue increased $1.0 million, or 5.3%, due to higher service activity as our new and existing customers continue implementing technology to improve their operations. Products revenue increased $1.9 million, or 18.8%, due primarily to the fulfillment of hardware compared to the prior year quarter.

Gross profit and gross profit margin. Our total gross profit increased $11.3 million, or 23.2%, during the second quarter of fiscal 2027 and total gross profit margin increased from 61.7% to 64.6% compared to the second quarter of fiscal 2026 driven by changes in the composition of revenue by category. Subscription and maintenance gross profit increased $9.4 million, or 23.5%, and gross profit margin increased from 78.7% to 79.7% as subscription revenue increased ahead of certain related variable costs. Professional services gross profit increased $1.1 million, or 23.7%, and gross profit margin increased from 26.3% to 30.9% reflecting improved utilization rates from efficiency gains on multi-solution implementations and reduction of costs associated with a large development service contract. Products gross profit increased $0.8 million, or 18.7%, and gross profit margin remained at 40.2% due to the composition of hardware and third party operating systems delivered.

Operating Expenses

Operating expenses, excluding other (gains) charges, net, and legal settlements, net, increased $4.7 million, or 11.8%, during the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026.

Product development. Product development increased $2.0 million, or 11.3%, in the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $1.7 million, or 17.4%, in the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026 due to hiring and increased compensation rates across our sales teams and on timing and extent of marketing event and trade show activity.

General and administrative. General and administrative increased $1.1 million, or 11.1%, in the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026 due to increased compensation rates across our administrative teams and ongoing investments in our information technology infrastructure.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.1 million, or 11.9%, in the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026 due to the timing of assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles remained consistent with the second quarter of fiscal 2026.

Other (gains) charges, net. Other (gains) charges, net, consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements, net. Legal settlements, net, consist of certain customer and employment settlements and other business-related matters net of any recoveries.

Other income (expense), net

	Three Months Ended September 30,		Favorable (unfavorable)
(In thousands)	2026	2025	$	%
Other income (expense):
Interest income	$1,066	$346	$720	208.1%
Interest expense	(73)	(56)	(17)	30.4%
Other income (expense), net	501	1,274	(773)	(60.7)%
Total other income, net	$1,494	$1,564	$(70)	(4.5)%

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income (expense), net. Other income (expense), net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Three Months Ended September 30,		Favorable
(In thousands)	2026	2025	$	%
Income tax provision	$3,565	$4,001	$(436)	(10.9)%
Effective tax rate	21.3%	25.5%

For the three months ended September 30, 2026 and 2025, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with share-based compensation and NCTI, respectively.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. We filed our employee retention credit claims under the CARES Act during January 2024. In accordance with ASU 2025-10, which we adopted early effective as of April 1, 2025 as permitted, we record any credits for which collection is probable after considering all facts and circumstances including whether any statutes of limitations apply. We consider collection probable once we receive confirmation that the Internal Revenue Service has processed our claim for the credit, and we know the amount of the credit plus any associated interest to be refunded. During the three months ended September 30, 2026, we received in cash $3.0 million of employee retention credits. During the three months ended September 30, 2025, we recorded $5.9 million of employee retention credits under the CARES Act including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations.

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

Results of Operations

First Half Fiscal 2027 Compared to First Half Fiscal 2026

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,		Increase (decrease)
(In thousands)	2026	2025	$	%
Net revenue:
Subscription and maintenance	$119,902	$99,579	$20,323	20.4%
Professional services	38,803	36,347	2,456	6.8%
Products	22,333	20,050	2,283	11.4%
Total net revenue	181,038	155,976	25,062	16.1%
Cost of goods sold:
Subscription and maintenance	25,340	20,833	4,507	21.6%
Professional services	25,928	26,645	(717)	(2.7)%
Products	13,805	12,236	1,569	12.8%
Total cost of goods sold	65,073	59,714	5,359	9.0%
Gross profit	$115,965	$96,262	$19,703	20.5%
Gross profit margin	64.1%	61.7%
Operating expenses:
Product development	$40,091	$35,280	$4,811	13.6%
Sales and marketing	23,675	21,574	2,101	9.7%
General and administrative	22,404	20,920	1,484	7.1%
Depreciation of fixed assets	1,675	1,908	(233)	(12.2)%
Amortization of internal-use software and intangibles	2,848	2,890	(42)	(1.5)%
Other (gains) charges, net	287	(5,203)	5,490	nm
Legal settlements, net	—	225	(225)	(100.0)%
Operating income	$24,985	$18,668	$6,317	33.8%
Operating income percentage	13.8%	12.0%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six Months Ended September 30,
	2026	2025
Net revenue:
Subscription and maintenance	66.2%	63.8%
Professional services	21.5	23.3
Products	12.3	12.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Subscription and maintenance	14.0%	13.4%
Professional services	14.3	17.1
Products	7.6	7.8
Total cost of goods sold	35.9%	38.3%
Gross profit	64.1%	61.7%
Operating expenses:
Product development	22.1%	22.6%
Sales and marketing	13.1	13.8
General and administrative	12.4	13.4
Depreciation of fixed assets	0.9	1.2
Amortization of internal-use software and intangibles	1.6	1.9
Other (gains) charges, net	0.2	(3.3)
Legal settlements, net	—	0.1
Operating income	13.8%	12.0%

Net revenue. Total net revenue increased $25.1 million, or 16.1%, during the first half of fiscal 2027 compared to the first half of fiscal 2026. Subscription and maintenance revenue increased $20.3 million, or 20.4%, compared to the first half of fiscal 2026 driven by continued growth in subscription-based service revenue. Total subscription revenue increased 29.4% during the first half of fiscal 2027 compared to the first half of fiscal 2026. Professional services revenue increased $2.5 million, or 6.8%, due to higher service activity as our new and existing customers continue implementing technology to improve their operations. Products revenue increased $2.3 million, or 11.4%, due to the larger fulfillment of hardware compared to the first half of fiscal 2026.

Gross profit and gross profit margin. Our total gross profit increased $19.7 million, or 20.5%, during the first half of fiscal 2027 and total gross profit margin increased from 61.7% to 64.1% compared to the first half of fiscal 2026 driven by changes in the composition of revenue by category. Subscription and maintenance gross profit increased $15.8 million, or 20.1%, and gross profit margin decreased from 79.1% to 78.9% as certain variable costs increased ahead of related subscription revenue during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Professional services gross profit increased $3.2 million, or 32.7%, and gross profit margin increased from 26.7% to 33.2% reflecting improved utilization rates from efficiency gains on multi-solution implementations and reduction of costs associated with a large development service contract. Products gross profit increased $0.7 million, or 9.1%, and products gross profit margin decreased from 39.0% to 38.2% due to the composition of hardware and proprietary software products delivered.

Operating Expenses

Operating expenses, excluding other (gains) charges, net, and legal settlements, net, increased $8.1 million, or 9.8%, during the first half of fiscal 2027 compared with the first half of fiscal 2026.

Product development. Product development increased $4.8 million, or 13.6%, in the first half of fiscal 2027 compared with the first half of fiscal 2026 due to hiring and increased salary, incentive and employee benefits rates across our development teams.

Sales and marketing. Sales and marketing increased $2.1 million, or 9.7%, in the first half of fiscal 2027 compared with the first half of fiscal 2026 due to hiring and increased compensation rates across our sales teams and on timing and extent of marketing event and trade show activity.

General and administrative. General and administrative increased $1.5 million, or 7.1%, in the first half of fiscal 2027 compared with the first half of fiscal 2026 due to increased compensation rates across our administrative teams and ongoing investments in our information technology infrastructure.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.2 million, or 12.2%, in the first half of fiscal 2027 compared with the first half of fiscal 2026 due to the timing of assets reaching their useful life.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles remained consistent with the first half of fiscal 2026.

Other (gains) charges, net. Other (gains) charges, net, consist of losses on asset disposals, severance costs, charitable contributions, employee retention credits, and acquisition costs related to business combinations.

Legal settlements, net. Legal settlements, net, consist of certain customer and employment settlements and other business-related matters net of any recoveries.

Other income (expense), net

	Six Months Ended September 30,		Favorable (unfavorable)
(In thousands)	2026	2025	$	%
Other income (expense):
Interest income	$2,056	$793	$1,263	159.3%
Interest expense	(142)	(273)	131	(48.0)%
Other income (expense), net	654	1,372	(718)	(52.3)%
Total other income, net	$2,568	$1,892	$676	35.7%

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of interest charges under our Credit Agreement and amortization of related debt issuance costs.

Other income (expense), net. Other income (expense), net, mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Six Months Ended September 30,		Unfavorable
(In thousands)	2026	2025	$	%
Income tax provision	$5,384	$3,960	$1,424	36.0%
Effective tax rate	19.5%	19.3%

nm - not meaningful

For the six months ended September 30, 2026 and 2025, income tax provision and the effective tax rate were primarily driven by the impact of discrete excess tax benefits associated with share-based compensation and NCTI.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the six months ended September 30, 2026, we received in cash $3.0 million of employee retention credits. During the six months ended September 30, 2025, we recorded $6.1 million of employee retention credits including associated interest received or expected to be received in cash as other (gains) charges, net, in the condensed consolidated statements of operations.

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

The Credit Agreement provides for a revolving credit facility in the initial maximum aggregate principal amount of $75 million (the “Revolving Facility”). The Revolving Facility includes the ability for the Company to request an increase to the commitments under the Revolving Facility by an additional aggregate principal amount of up to $25 million. There is no principal balance outstanding as of September 30, 2026.

We have expanded our business in part by investing in strategic growth through business acquisitions. We have used cash as consideration in our business acquisitions partially funded by our Revolving Facility. On September 1, 2026, we acquired all the issued and outstanding shares of Gaming Hospitality Solutions, Inc. (“GHS”), a hospitality software company based in Denver, Colorado, as further described in Note 12, Business Combination, to our condensed consolidated financial statements included under Part I, Item 1 of this quarterly report. The cash consideration for the acquisition totaled $0.9 million funded with cash on hand. We completed no business combinations during the six months ended September 30, 2025.

At September 30, 2026, 100% of our cash and cash equivalents, of which 87% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $137.6 million as of September 30, 2026, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$23,006	$10,867
Investing activities	(1,760)	(850)
Financing activities	(481)	(23,965)
Effect of exchange rate changes on cash	(101)	243
Increase (decrease) in cash	$20,664	$(13,705)

Cash flow provided by operating activities. Due to cash-based earnings of $42.5 million and a decrease of $19.5 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $22.2 million and $20.3 million of non-cash adjustments.

Cash flow used in investing activities. Consists of $0.9 million in cash paid for business combination and property and equipment purchases.

Cash flow used in financing activities. Consists of proceeds from Employee Stock Purchase Plan purchases, the repurchase of shares to satisfy employee tax withholding on share-based compensation, and, for the six months ended September 30, 2025, $24.0 million in debt repayments.

Contractual Obligations

As of September 30, 2026, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On July 29, 2026, Ramesh Srinivasan, our President and Chief Executive Officer, terminated a written trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) previously adopted on August 28, 2025. Prior to termination, the trading arrangement was scheduled to expire on August 27, 2026, and covered the potential sale of up to 133,447 shares of the Company's common stock.

Except as set forth above, during the fiscal quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated (including any modification of) a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

AGILYSYS, INC.

Date:	October 26, 2026	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)